Form 10-Q
period 1996-03-31
ULTRAFEM INC
filed 1996-05-14
CIK 892142

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from
 .................................................... to
 ....................................................

Commission file number:  O-27576

                                 ULTRAFEM, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      33-0435037
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                          500 Fifth Avenue, Suite 3620
                            New York, New York 10110
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-575-5740
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_              No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At May 1, 1996, there were 5,460,223 shares of Common Stock, $.001 par value, outstanding.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     INDEX


                                                                                                     PAGE NUMBER
                                                                                                     ------------
Part I.        Financial Information
  Item 1.      Financial Statements................................................................       1
               Balance Sheets as of March 31, 1996 (unaudited) and June 30, 1995...................       2
               Statements of Operations for the Nine Months and Three Months Ended March 31, 1996
                and 1995 (unaudited)...............................................................       3
               Statements of Stockholders' Equity (Deficiency) for the Nine Months Ended March 31,
                1996 (unaudited) and June 30, 1995.................................................      4-5
               Statements of Cash Flows for the Nine Months Ended March 31, 1996 and 1995
                (unaudited)........................................................................      6-7
               Notes to Financial Statements (unaudited)...........................................      8-13
  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations.........................................................................     14-17
Part II.       Other Information
  Item 1.      Legal Proceedings...................................................................       18
  Item 2.      Changes in Securities...............................................................       18
  Item 3.      Defaults upon Senior Securities.....................................................       18
  Item 4.      Submission of Matters to a Vote of Security Holders.................................       18
  Item 5.      Other Information...................................................................       18
  Item 6.      Exhibits and Reports on Form 8-K....................................................       18
Signatures  .......................................................................................       19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


    Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year end and six month end financial statements and notes thereto for the year and six months ended June 30, 1995 and December 31, 1995, respectively, included in the Company's Registration Statement on Form S-1.


    The results of operations for the three and nine month periods ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                                                                    JUNE 30,
                                                                                      1995
                                                             MARCH 31,            ------------
                                                                1996
                                                            ------------
                                                            (UNAUDITED)
Current Assets:
  Cash and cash equivalents.......................          $ 28,991,697          $     73,390
  Prepaid expenses and other receivables..........               558,023                10,714
                                                            ------------          ------------
    Total Current Assets..........................            29,549,720                84,104
Equipment -- net..................................             1,116,181               302,719
Other assets -- net...............................               892,258               380,136
                                                            ------------          ------------
    TOTAL ASSETS..................................          $ 31,558,159          $    766,959
                                                            ------------          ------------
                                                            ------------          ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Short-term debt.................................          $  1,171,290          $    730,549
  Current portion -- long-term debt...............               --                     93,389
  Accounts payable................................               357,551               327,881
  Accrued interest................................               704,261               638,315
  Accrued salaries................................             1,219,428               391,534
  Other accrued liabilities.......................               834,799               564,578
                                                            ------------          ------------
    Total Current Liabilities.....................             4,287,329             2,746,246
Long-term debt....................................             3,675,000             4,032,493
                                                            ------------          ------------
    Total Liabilities.............................             7,962,329             6,778,739
                                                            ------------          ------------
Stockholders' Equity (Deficiency):
  Preferred stock, $.001 par value -- authorized,
   5,000,000 shares $8 cumulative Convertible
   Series A: issued and outstanding 5,801.3 and
   6,532.5 shares stated at liquidation preference
   of $580,125 and $653,250.......................               580,125               653,250
  Common stock, $.001 par value -- authorized
   20,000,000 shares; outstanding 5,460,223 and
   1,389,412 shares, respectively (stated at).....                 9,628                 5,558
  Additional paid-in capital......................            40,076,396             4,555,215
  Deficit accumulated during development stage....           (17,070,319)          (11,225,803)
                                                            ------------          ------------
    Total Stockholders' Equity (Deficiency).......            23,595,830            (6,011,780)
                                                            ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIENCY).................................          $ 31,558,159          $    766,959
                                                            ------------          ------------
                                                            ------------          ------------


                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                     PERIOD
                                                                                                 MARCH 22, 1990
                                        NINE MONTHS ENDED             THREE MONTHS ENDED            (DATE OF
                                            MARCH 31,                     MARCH 31,                FORMATION)
                                   ----------------------------  ----------------------------       THROUGH
                                       1996           1995           1996           1995         MARCH 31, 1996
                                   -------------  -------------  -------------  -------------  ------------------

General and administrative
 expense.........................  $   4,370,891  $   1,119,677  $   1,904,835  $     259,204    $   11,057,058
Research and development.........        449,555        126,723        306,488         19,568         3,749,883
Depreciation and amortization....        585,885        121,299        380,595         42,180           948,307
                                   -------------  -------------  -------------  -------------  ------------------
                                       5,406,331      1,367,699      2,591,918        320,952        15,755,248
                                   -------------  -------------  -------------  -------------  ------------------
Interest expense.................        569,477        296,731        196,449         96,988         1,446,363
Interest income..................       (131,292)      --             (131,292)      --                (131,292)
                                   -------------  -------------  -------------  -------------  ------------------
                                         438,185        296,731         65,157         96,988         1,315,071
                                   -------------  -------------  -------------  -------------  ------------------
Net loss.........................  $   5,844,516  $   1,664,430  $   2,657,075  $     417,940    $   17,070,319
                                   -------------  -------------  -------------  -------------  ------------------
                                   -------------  -------------  -------------  -------------  ------------------
Net loss per share...............  $        1.98  $         .61  $         .85  $         .15  $      --
                                   -------------  -------------  -------------  -------------  ------------------
                                   -------------  -------------  -------------  -------------  ------------------
Weighted average number of common
 shares and equivalents
 outstanding.....................      2,863,181      2,686,295      3,121,765      2,709,484         --
                                   -------------  -------------  -------------  -------------  ------------------
                                   -------------  -------------  -------------  -------------  ------------------


                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                              DEFICIT
                                           PREFERRED                                        ACCUMULATED
                                             STOCK          COMMON STOCK       ADDITIONAL    DURING THE
                                          CONVERTIBLE  ----------------------    PAID-IN    DEVELOPMENT
                                           SERIES A      SHARES      AMOUNT      CAPITAL       STAGE         TOTAL
                                          -----------  ----------  ----------  -----------  ------------  ------------
Original Capitalization:
  Initial issuance of stock ($0.228 to
   $1.776 per share)....................                   98,750  $      395  $    39,605   $   --       $     40,000
  Issuance of stock for technology
   (valued at $0.00)....................                  526,250       2,105       (2,105)      --            --
  Sales of stock (from $3.00 to $4.00
   per share)...........................                  142,500         570      559,430       --            560,000
  Net loss from date of formation (March
   22, 1990) to June 30, 1991...........                   --          --          --          (617,359)      (617,359)
                                                       ----------  ----------  -----------  ------------  ------------
BALANCE, JUNE 30, 1991..................                  767,500       3,070      596,930     (617,359)       (17,359)
  Stock warrants exercised ($.004 per
   share)...............................                   18,750          75      --            --                 75
  Sales of stock (from $3.00 to $8.00
   per share) net of costs of $416,346
   in connection with such sales........                  462,562       1,850    2,882,304       --          2,884,154
  Issuances of stock for consulting
   services (valued at $4.00 per
   share)...............................                      500           2        3,998       --              4,000
  Net loss for the year ended June 30,
   1992.................................                   --          --          --        (3,831,536)    (3,831,537)
                                                       ----------  ----------  -----------  ------------  ------------
BALANCE, JUNE 30, 1992..................                1,249,312       4,997    3,483,232   (4,448,895)      (960,666)
  Sales of stock ($8.00 per share) net
   of costs of $29,226 in connection
   with such sale.......................                   56,000         224      418,550       --            418,774
  Issuance of stock for consulting
   services (valued at $8.00 per
   share)...............................                    7,500          30       59,970       --             60,000
  Net loss..............................                   --          --          --        (2,091,903)    (2,091,903)
                                                       ----------  ----------  -----------  ------------  ------------
BALANCE, JUNE 30, 1993..................                1,312,812       5,251    3,961,752   (6,540,798)    (2,573,795)
  Issuance of stock for consulting
   services (valued at $8.00 per
   share)...............................                    1,500           6       11,994       --             12,000
  Issuance of options and warrants
   (valued at $.23529 per option and
   warrant).............................                   --          --          132,021       --            132,021
  Net loss..............................                   --          --          --        (2,303,940)    (2,303,940)
                                                       ----------  ----------  -----------  ------------  ------------
BALANCE, JUNE 30, 1994..................                1,314,312       5,257    4,105,767   (8,844,738)    (4,733,714)
  Sales of stock ($8.00 per share) net
   of costs of $74,720 in connection
   with such sale.......................                   28,125         113      150,167       --            150,280
  Issuance of stock warrants ($.23529
   per warrant).........................                   --          --           28,000       --             28,000
  Issuance of stock for consulting and
   other services (valued at $8.00 to
   $15.66 per share)....................                   30,100         120      221,660       --            221,780
  Conversion of convertible debt ($8.00
   per share)...........................                   16,875          68      134,932       --            135,000
  Sales of Series A Preferred Stock
   ($100 per share) net of costs of
   $100,505 in connection with such
   sale.................................   $ 653,250       --          --         (100,505)      --            552,745
  Issuance of options and warrants
   (valued at $.23529 per option and
   warrant).............................      --           --          --           15,194       --             15,194
  Net loss..............................      --           --          --          --        (2,381,065)    (2,381,065)
                                          -----------  ----------  ----------  -----------  ------------  ------------
BALANCE, JUNE 30, 1995..................   $ 653,250    1,389,412  $    5,558  $ 4,555,215  ($11,225,803) $ (6,011,780)



                                                                     (continued)



                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                              DEFICIT
                                           PREFERRED                                        ACCUMULATED
                                             STOCK          COMMON STOCK       ADDITIONAL    DURING THE
                                          CONVERTIBLE  ----------------------    PAID-IN    DEVELOPMENT
                                           SERIES A      SHARES      AMOUNT      CAPITAL       STAGE         TOTAL
                                          -----------  ----------  ----------  -----------  ------------  ------------
  Sales of stock ($10.00 per share) net
   of costs of $5,014,389 in connection
   with such sales......................      --        3,910,000       3,910   34,081,701       --         34,085,611
  Exercise of stock options and warrants
   (valued at $8.00 to $10.00 per option
   and warrant).........................      --          146,186         146      930,998       --            931,144
  Sale of warrants......................                                               327       --                327
  Issuance of options and warrants......      --           --          --          435,044       --            435,044
  Conversion of preferred stock to
   common stock.........................     (73,125)      14,625          14       73,111       --            --
  Net loss..............................      --           --          --          --        (5,844,516)    (5,844,516)
                                          -----------  ----------  ----------  -----------  ------------  ------------
BALANCE, MARCH 31, 1996 (unaudited).....   $ 580,125    5,460,223  $    9,628  $40,076,396  ($17,070,319) $ 23,595,830
                                          -----------  ----------  ----------  -----------  ------------  ------------
                                          -----------  ----------  ----------  -----------  ------------  ------------



                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                          PERIOD
                                                                        MARCH 22,
                                                                           1990
                                                                         (DATE OF
                                              NINE MONTHS ENDED         FORMATION)
                                                  MARCH 31,              THROUGH
                                          --------------------------    MARCH 31,
                                              1996          1995           1996
                                          ------------   -----------   ------------
Cash flows from operating activities:
  Net loss..............................  $ (5,844,516)  $(1,664,430)  $(17,070,319)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation........................        48,548        47,195       242,115
    Amortization principally of debt
     issuance and patent costs..........       537,337        74,104       706,192
    Amortization of debt discount.......       --             32,610        87,058
    Loss on disposal of equipment.......       --            --              5,598
    Consulting services for stock.......       --            219,780       297,780
    Non-employee stock based
     compensation.......................       150,044       --            150,044
    Non-cash officers compensation......     1,217,767       --          1,277,925
    Changes in operating assets and
     liabilities........................      (464,202)      700,673     3,003,646
                                          ------------   -----------   ------------
      Net Cash Used in Operating
       Activities.......................    (4,355,022)     (590,068)  (11,299,961)
                                          ------------   -----------   ------------
Cash flows from investing activities:
  Purchase of and deposits on
   manufacturing equipment and leasehold
   improvements.........................      (862,010)       (1,514)   (1,365,994)
  Proceeds from sale of equipment.......       --            --              2,100
                                          ------------   -----------   ------------
      Net Cash Used in Investing
       Activities.......................      (862,010)       (1,514)   (1,363,894)
                                          ------------   -----------   ------------
Cash flows from financing activities:
  Proceeds from secured notes...........       --            --          1,850,000
  Proceeds from issuance of subordinated
   convertible debentures...............       --            225,000       225,000
  Proceeds from sale of convertible
   debentures...........................     2,125,000       --          2,825,000
  Proceeds from notes payable...........     2,227,870       135,000     2,598,880
  Proceeds from sale of preferred stock
   (net of related expenses)............       --            431,138       552,745
  Proceeds from sale of common stock
   (net of related expenses)............    34,085,611       150,280    38,138,894
  Proceeds from exercise of stock
   options and warrants.................       776,000       --            776,000
  Proceeds from sale of options and
   warrants.............................           327        22,500        28,327
  Repayment of borrowings...............    (4,363,011)      (75,000)   (4,477,811)
  Debt issue costs......................      (716,458)      (50,875)     (861,483)
                                          ------------   -----------   ------------
      Net Cash Provided by Financing
       Activities.......................    34,135,339       838,043    41,655,552
                                          ------------   -----------   ------------


                                                                     (Continued)

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                          PERIOD
                                                                        MARCH 22,
                                                                           1990
                                                                         (DATE OF
                                              NINE MONTHS ENDED         FORMATION)
                                                  MARCH 31,              THROUGH
                                          --------------------------    MARCH 31,
                                              1996          1995           1996
                                          ------------   -----------   ------------
Net Increase in Cash....................  $ 28,918,307   $   246,461   $28,991,697
Cash and Cash Equivalents, beginning of
 period.................................        73,390        10,490       --
                                          ------------   -----------   ------------
Cash and Cash Equivalents, end of
 period.................................  $ 28,991,697   $   256,951   $28,991,697
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
Changes in operating assets and
 liabilities consist of:
  Increase in prepaid expenses..........  $   (392,164)  $   (27,847)  $  (410,853)
  Increase in other assets..............      (133,005)      (56,304)     (528,997)
  Increase in accounts payable..........       114,673       885,559     2,578,117
  Increase (decrease) in accrued
   liabilities..........................       (53,706)     (100,735)    1,365,379
                                          ------------   -----------   ------------
                                          $   (464,202)  $   700,673   $ 3,003,646
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
Supplementary information:
  Cash paid during the year for:
    Interest............................  $    503,214   $   --        $   682,339
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
    Taxes...............................  $      6,367   $     1,271   $    11,656
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
Non-cash financing activities:
  Conversion of accounts payable and
   accrued liabilities to long-term
   debt.................................  $    --        $ 1,586,666   $ 1,960,221
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Conversion of notes payable to common
   stock................................  $    --        $   135,000   $   135,000
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Issuance of warrants in connection
   with debt offering...................  $    --        $   --        $    87,057
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Conversion of secured notes and notes
   payable to convertible debentures....  $    850,000   $   --        $   850,000
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Conversion of secured notes to notes
   payable..............................  $    850,000   $   --        $   850,000
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Conversion of accounts payable to
   warrants.............................  $     85,000   $   --        $    85,000
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Issuance of below market value options
   and warrants in connection with
   professional services and licensing
   agreement............................  $    350,044   $   --        $   350,044
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Conversion of preferred stock to
   common stock.........................  $     73,125   $   --        $    73,125
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------
  Amounts receivable from the issuance
   of common stock......................  $    155,145   $   --        $   155,145
                                          ------------   -----------   ------------
                                          ------------   -----------   ------------


                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION


    At March 31, 1996, planned principal operations had not yet commenced and no revenue has been derived therefrom; accordingly, the Company is considered a development stage enterprise.


    The balance sheet as at March 31, 1996, and the statements of operations and cash flows for the nine months ended March 31, 1996 and 1995 and for the period March 22, 1990 (Date of Formation) through March 31, 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the March 31, 1995 financial statements have been reclassified to conform to March 31, 1996 classifications.


2.  RECENTLY ISSUED ACCOUNTING STANDARD


    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. The Company has not determined the effect, if any, that adoption of SFAS No. 123 will have on its results of operations.



3.  LOSS PER SHARE


    Loss per common and common equivalent share for the six months ended December 31, 1995 and for the nine months ended March 31, 1995 were computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during each period includes incremental shares for the Common Stock, warrants and other potentially dilutive securities issued and options granted to purchase Common Stock which were issued at an exercise price or purchase price below an assumed Initial Public Offering price of $10.00 per share within one year prior to the initial filing of the Initial Public Offering registration statement. Such incremental shares were determined utilizing the treasury stock method as if they were outstanding for all periods presented; such incremental shares include options issued on February 8, 1996. The effect of the assumed exercise of stock options which were issued in periods prior to the one-year period previously mentioned is not included because the effect is antidilutive. Loss per common and common equivalent share for the three months ended March 31, 1996 was computed using the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding options, warrants and common stock equivalents were not considered as their effect was antidilutive.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

4.  EQUIPMENT
    Equipment consists of the following:


                                                                     MARCH 31,      JUNE 30,
                                                                       1996           1995
                                                                   -------------  ------------
Machinery and equipment..........................................  $     397,411  $    392,049
Office furniture and equipment...................................         53,429        52,082
Laboratory equipment.............................................         49,766        49,766
Leasehold improvements...........................................            762           762
Deposits -- manufacturing equipment and leasehold improvements...        855,301       --
                                                                   -------------  ------------
                                                                       1,356,669       494,659
Less accumulated depreciation....................................       (240,488)     (191,940)
                                                                   -------------  ------------
      Total Equipment -- net.....................................  $   1,116,181  $    302,719
                                                                   -------------  ------------
                                                                   -------------  ------------


5.  OTHER ASSETS
    Other assets consist of the following:

                                                                     MARCH 31,      JUNE 30,
                                                                       1996           1995
                                                                   -------------  ------------
Patent and trademark costs.......................................  $     208,446  $    164,632
Debt issuance costs..............................................        971,490       232,817
Deferred debt and warrant offering costs.........................       --             137,273
Licensing costs..................................................        400,000       --
Security deposits................................................         18,515        14,270
                                                                   -------------  ------------
                                                                       1,598,451       548,992
Less accumulated amortization....................................       (706,193)     (168,856)
                                                                   -------------  ------------
                                                                   $     892,258  $    380,136
                                                                   -------------  ------------
                                                                   -------------  ------------

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

6.  DEBT
    Short-term debt consists of the following:


                                                                      MARCH 31,     JUNE 30,
                                                                        1996          1995
                                                                    -------------  -----------
Secured notes, due June 30, 1995, interest at 10% per year (a)....  $    --        $   200,000
Unsecured demand notes to former officers, interest at 6% per year
 (b)..............................................................       --            206,010
Unsecured note to Johns Hopkins University, due March, 1995,
 interest at 7.5% per year (c)....................................        124,539      324,539
Unsecured notes, due October 1996 to December 1996, interest at
 10% per year (d).................................................        368,488      --
Unsecured notes to former officer due September, 1996, interest at
 10% per year (b).................................................        103,125      --
Unsecured note to former officer due December, 1996, interest at
 6% per year (b)..................................................        117,909      --
Unsecured notes to trade and other creditors, due March, 1997,
 interest at 10% per year (d).....................................         59,797      --
Subordinated convertible debentures, due on demand or due August,
 1996 to November, 1996, interest at 10% per year (e).............        397,432      --
                                                                    -------------  -----------
                                                                    $   1,171,290  $   730,549
                                                                    -------------  -----------
                                                                    -------------  -----------


    Long-term debt consists of the following:


                                                                    MARCH 31,      JUNE 30,
                                                                      1996           1995
                                                                  -------------  -------------
Secured notes, interest at 10% per year (a).....................  $    --        $   1,650,000
Secured convertible notes, due April, 1997, interest at 10% per
 year (a).......................................................      2,975,000       --
Convertible debentures, due December, 1998 to October, 1999,
 interest compounded annually at 10.5% per year (f).............        700,000        700,000
Unsecured notes to former officers, due December, 1995 to
 January, 1997, interest at 6% or 10% per year (b)..............       --              476,680
Unsecured notes to officer/shareholder, due September, 1996,
 interest at 10% per year (b)...................................       --              313,543
Unsecured notes to trade and other creditors, due October, 1996
 to March, 1997, interest at 9% or 10% per year (d).............       --              588,227
Subordinated convertible debentures, due August, 1996 to
 November, 1996, interest at 10% per year (e)...................       --              397,432
                                                                  -------------  -------------
                                                                      3,675,000      4,125,882
Less current maturities.........................................       --              (93,389)
                                                                  -------------  -------------
Long-term debt..................................................  $   3,675,000  $   4,032,493
                                                                  -------------  -------------
                                                                  -------------  -------------

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

6.  DEBT (CONTINUED)
    Annual maturities on long-term debt as of March 31, 1996 during the next five years are:

                                                   PERIOD ENDED
                                                     MARCH 31,
                                                   -------------
1997.............................................  $    --
1998.............................................      2,975,000
1999.............................................        250,000
2000.............................................        450,000
2001.............................................       --
                                                   -------------
                                                   $   3,675,000
                                                   -------------
                                                   -------------


    (a) During June, 1995, the Company entered into an Agreement with an investment banking firm, Hampshire Securities Corporation ("Hampshire") for the private placement of securities, which closed during July, 1995 and September, 1995 (the "1995 Unit Private Placement"), in which the Company raised $5,950,000 through the sale of Units. Each "Unit" consisted of one $50,000 non-convertible promissory note bearing interest of 10% per annum (the "Non-Convertible Notes"), one $50,000 convertible promissory note bearing interest at 10% per annum convertible into shares of Common Stock at a conversion price per share equal to $5.00 (the "Convertible Notes" and collectively with the Non-Convertible Notes, the "Notes"), one Class A Warrant to purchase 10,000 shares of Common Stock at a purchase price per share equal to $5.00 (the "Class A Warrant") and one Class B Warrant to purchase 10,000 shares of Common Stock at a purchase price per share equal to $12.50 (the "Class B Warrant"). Both Class A and Class B Warrants expire five years from the date of issuance. The holders of $1,650,000 Secured Notes agreed to amend and restate their promissory notes and invest the principal amount of such notes in this private placement. On July 28, 1995, other Existing Investors were paid their principal and interest in the amount aggregating $222,557 from the proceeds of the 1995 Unit Private Placement. In addition, through March 31, 1996, $186,281 of interest was paid related to the $1,650,000 Secured Notes. The non-convertible notes in the amount of $2,975,000 plus interest in the amount of $162,319 were paid on February 27, 1996.



    Under the terms of the 1995 Unit Private Placement, because the holders of the $1,650,000 Secured Notes were not paid by December 31, 1995, they were issued additional warrants to purchase a maximum of 165,000 shares of Common Stock at an exercise price per share of $5.00. Holders of 350,000 existing warrants issued under the 1993 private placement, which are exercisable at an exercise price equal to $9 per share, were extended for three years, as the holders of the warrants agreed not to dispose of the warrants or the underlying Common Stock for eighteen (18) months after the effective date of a public offering by the Company. Hampshire was paid $539,482 in connection with this private placement on September 25, 1995.



    (b) Unsecured notes to former officers and an officer/stockholder of the Company represent loans made to the Company and accrued salaries which were converted to promissory notes. Of such unsecured notes, principal in the amount of $725,199 plus interest in the amount of $116,039 was paid through March 31, 1996.



    (c) The unsecured note with a remaining balance in the principal amount of $124,539 at March 31, 1996 represents amounts owed to The Johns Hopkins University ("Johns Hopkins") by the

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

6.  DEBT (CONTINUED)

Company under the terms of a research and development agreement which expired June 30, 1993. $200,000 was paid on September 7, 1995 and $124,539 plus interest of $58,999 was paid on April 19, 1996.



    (d) During October, 1994 and March, 1995, the Company issued to certain trade and other creditors unsecured notes in the principal amount of $588,227. Of such unsecured notes, principal in the amount of $159,942 plus interest in the amount of $15,142 was paid through March 31, 1996. In April 1996, the Company made a payment on an unsecured note bearing interest at 10% per annum of $373,856, which included interest of $9,119.



    (e) During October 1994, the Company raised $450,000 through a Private Placement sale of units composed in the aggregate of (i) $225,000 in subordinated convertible debentures which accrue interest at 10% annually, maturing on August 31, 1996 and convertible into 22,500 shares of Common Stock at $10.00 per share, (ii) warrants, exercisable for a five-year period, to purchase 47,813 shares of Common Stock at $10.00 per share, and (iii) 28,125 shares of Common Stock at $8.00 per share. These shares of Common Stock, including those issuable upon the conversion of the debentures or the exercise of the warrants, were registered in a concurrent offering with the Initial Public Offering.



    In October and November 1994, the Company issued to certain trade creditors subordinated convertible debentures for a total principal amount of $172,432. Each such debenture has a two-year term, bears interest at 10% per annum and is convertible into Common Stock at $10.00 per share.


    During 1994, the Company borrowed a total of $135,000 from nine individuals, including four current Directors. The loans required payment of 10% interest per annum until maturity. Each lender was granted (i) the option of receiving, in lieu of the repayment of interest and principal, 1,875 shares of Common Stock at a price of $8.00 per share and (ii) warrants to purchase 375 shares of Common Stock at $10.00 per share for a five-year period expiring on June 30, 1999. As of June 30, 1995, all of the nine individuals have converted their loans to Common Stock.


    (f) Between December, 1991 and October, 1992, the Company borrowed an aggregate of $700,000 from the Montana Board of Science and Technology Development ("MBSTD") evidenced by convertible debentures, of which $350,000 was borrowed to fund expenditures relating to the Company's facility in Montana (the foregoing loans are collectively referred to as the "MBSTD Loans").


    The MBSTD Loans are convertible into shares of Common Stock at $5.00 per share with accrued interest being waived upon conversion. The common stock issuable upon conversion of the loans were registered concurrently with the Initial Public Offering.


    In January 1996, the Company raised an additional $100,000 through a private placement to a single investor of a $100,000 non-convertible promissory note due the earlier of January 26, 1997 or the closing of the Initial Public Offering, bearing interest at a rate of 10% per annum and a warrant to purchase 20,000 shares of Common Stock at an exercise price of $8.00 per share (the "Class C Warrant"). The Class C Warrant is not exercisable until the first anniversary of the date of issuance and has a term of five years. The Company paid the entire principal amount of $100,000 plus interest of $877 on February 27, 1996.


    It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

7.  RELATED PARTY

    A director and officers of the Company were issued options to purchase 624,862 shares of the Company's Common Stock at $4.35 and $6 per share, resulting in compensation expense of approximately $3,348,000 which will be amortized over the remaining life of their contract. The expense for the nine months ended March 31, 1996 and for the period March 22, 1990 (Date of Formation) through March 31, 1996 was $1,217,767. Accrued salaries as at March 31, 1996 includes the $1,217,767 discussed above.



    A director and stockholder of the Company is the Chairman of the Executive Committee of an advertising agency used by the Company which was paid $628,313 during the nine months ended March 31, 1996 and for the period March 22, 1990 (Date of Formation) through March 31, 1996. In addition, $145,175 and $121,875 owed to such agency is included in accrued liabilities at March 31, 1996 and June 30, 1995, respectively.


8.  OTHER ACCRUED LIABILITIES

    Included in other accrued liabilities is approximately $294,000 of costs incurred in connection with the Company's Initial Public Offering.


9.  INCOME TAXES

    Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1995 the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss and research and development credit carryforward.



    The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. The Company completed an Initial Public Offering of Common Stock which is likely to trigger an ownership change of greater than 50%. In addition, as a result of transactions in the Company's stock during 1993 through 1994, a change of ownership of greater than 50%, as defined, also may have occurred. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS



    Ultrafem is a women's health care company dedicated to providing women with a broader range of options to protect their reproductive health. The Company recently completed an Initial Public Offering receiving net proceeds of $34.1 million to commence the launch of its first commercial product, INSTEAD-TM-, a new feminine protection product designed as a more effective alternative to tampons and pads.


    The Company's activities during the quarter were focused on the launch of INSTEAD-TM-, currently scheduled to commence in the Fall of 1996. The lead market for the initial rollout is currently planned to cover approximately eight percent of U.S. households in the Pacific Northwest, including the major markets of San Francisco, Seattle and Portland. In May, the Company finalized the lead market distribution network by contracting with Morgan & Sampson Pacific, a retail broker with expertise in the Health & Beauty Aid business as well as the feminine protection market segment.

    Manufacturing activities to support the launch of INSTEAD-TM- progressed during the quarter. Manufacturing space was leased and remodeling began. Equipment orders were placed to complete the first manufacturing line. The special thermoforming equipment required to manufacture INSTEAD-TM- successfully completed high volume testing at Remmele Engineering and has now been received at the Ultrafem Montana facility for installation.


    In addition to INSTEAD-TM- launch activities, research and development activities on new products continued. The buffer technology ("BufferGel") developed by the Company's research and development partner, ReProtect, LLC, has been selected by HIVNET for funding of clinical trials to test its use for the prevention of AIDS and other sexually transmitted diseases (STDs). The Phase I clinical trials are planned to begin in the summer of 1996.


    The following table sets  forth, for the  periods indicated, the  percentage
increase   or  decrease  of  items  included  in  the  Company's  statements  of operations.

                                                              INCREASE (DECREASE) FROM PRIOR PERIOD
                                                            ------------------------------------------
                                                              NINE MONTHS ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 1996        MARCH 31, 1996
                                                             COMPARED WITH 1995    COMPARED WITH 1995
                                                            ---------------------  -------------------
General and administrative expense........................           290.4%                634.9%
Research and development expense..........................           254.8               1,466.3
Depreciation and amortization.............................           383.0                 802.3
Interest expense..........................................            91.9                 102.6
Interest income...........................................            *                     *

- - ------------------------
* Percentage not meaningful.

NINE MONTHS 1996 VS. NINE MONTHS 1995 AND THREE MONTHS 1996 VS. THREE MONTHS
1995



GENERAL AND ADMINISTRATIVE EXPENSE



    General and administrative expense increased 290.4% to $4,370,891 during the nine months ended March 31, 1996 from $1,119,677 for the nine months ended March 31, 1995. The increase is primarily due to expenses related to the launch of INSTEAD-TM-, including market research, development of trade promotion plans and package design, as well as non-cash charges resulting from the issuance of options to purchase Common Stock to officers and a director of the Company.



    Plans for the lead market geography were developed and the Company has retained Morgan & Sampson Pacific to gain widespread distribution and merchandising support of INSTEAD-TM- to retailers in the lead market. Staffing additions to facilitate product launch and operations included a Vice-President of Operations at the Montana facility, Senior Marketing Product Manager and a Corporate Controller.


    General and administrative expenses increased 634.9% to $1,904,835 during the three months ended March 31, 1996 from $259,204 during the three months ended March 31, 1995. The Company attributes this increase primarily to those reasons set forth above.


RESEARCH AND DEVELOPMENT EXPENSE



    Research and development expense increased 254.8% to $449,555 during the nine months ended March 31, 1996 from $126,723 for the nine months ended March 31, 1995. The increase is primarily attributable to increased travel expenses and raw material costs in connection with production startup expenses, research expenses paid to ReProtect, LLC, under the terms of the Company's research agreement, research and testing expenses related to INSTEAD-TM- as well as legal expenses.



    Production startup expenses included procurement of a manufacturing facility as well as successful completion of line testing. A lease was completed on 26,000 square feet of manufacturing space and 3,500 square feet of office space. Remodeling began on the manufacturing space principally to create the controlled environment module which will house the manufacturing equipment. Equipment orders were placed for INSTEAD-TM-'s first manufacturing line with capacity for a 3-shift operation producing approximately 4 million units per month. The first piece of special equipment to manufacture the product, which is called the thermoforming line, successfully completed testing at Remmele Engineering in Minneapolis, Minnesota and has been received at the Ultrafem Montana facility for installation. The line is anticipated to begin running on a limited basis in May or June to produce marketing samples.



    The buffer technology ("BufferGel") developed by the Company's research and development partner, ReProtect, LLC, has been selected by HIVNET for funding of clinical trials to test its use as a vaginal microbicide for the prevention of AIDS and other sexually transmitted diseases (STDs). Furthermore, the Food and Drug Administration (FDA) has permitted BufferGel to enter Phase I clinical trials, which are currently scheduled to begin in the summer of 1996. BufferGel is the first non-detergent AIDS prevention technology to be selected by HIVNET to proceed to clinical trials.



    Research and development expenses increased to $306,488 during the three months ended March 31, 1996 from $19,568 during the three months ended March 31, 1995. The Company attributes this increase primarily to those reasons set forth above.



DEPRECIATION AND AMORTIZATION



    Depreciation and amortization was $585,885 for the nine months ended March 31, 1996 and $121,299 for the nine months ended March 31, 1995. The 383% increase for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 was attributable to increases in the amortization of deferred debt issuance costs.


    Depreciation and amortization was $380,595 for the three months ended March 31, 1996 and $42,180 for the three months ended March 31, 1995. The 802.3% increase is primarily attributed to those reasons set forth above.

INTEREST EXPENSE



    Interest expense was $569,477 for the nine months ended March 31, 1996 and $296,731 for the nine months ended March 31, 1995. The 91.9% increase for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 was attributable to the increase in debt incurred by the Company in the nine months ended March 31, 1996. At March 31, 1996 the Company repaid approximately $4.4 million of debt, which will reduce interest expense in future periods.


    Interest expense was $196,449 for the three months ended March 31, 1996 and $96,988 for the three months ended March 31, 1995. The 102.6% increase is primarily attributed to those reasons set forth above.


INTEREST INCOME



    Interest income was $131,292 for the nine months ended March 31, 1996 compared to $-0- for the nine months ended March 31, 1995. The increase for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 was attributable to the money received by the Company during February 1996 from its Initial Public Offering which was invested in cash equivalents during the period ended March 31, 1996.


    Interest income was $131,292 for the three months ended March 31, 1996 and $-0- for the three months ended March 31, 1995. The increase is attributed to the reason set forth above.


LIQUIDITY AND CAPITAL RESOURCES



    The Company's need for funds has increased from period to period as it has incurred expenses for among other things, preparing INSTEAD-TM- for market introduction, research and development activities, engineering and design of automated manufacturing systems, clinical testing, meeting domestic and international regulatory requirements, applications for domestic and international patent protection, applications for domestic trademark protection and market research. Since inception, the Company has funded these needs through private placements of its equity and debt securities. The Company has received net proceeds in excess of approximately $12,300,000 through sales of these securities from inception through December 31, 1995.



    In February 1996, the Company received proceeds of $34,085,611, net of related expenses of $5,014,389, in connection with the sale of 3,910,000 shares of its common stock through an Initial Public Offering. During the first nine months through March 31, 1996, the Company's cash position increased by $28.9 million, principally reflecting the net proceeds of approximately $34.1 million from the Initial Public Offering and $4.3 million in net proceeds from the sale of convertible and non-convertible promissory notes and exercise of stock options and warrants. This was offset by repayment of debt of $4.4 million, $4.4 million used in operating activities and $.9 million used for deposits and purchase of equipment.



    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-TM-, the Company's research and development activities, the level of resources that the Company devotes to the marketing aspects of its products and the extent, if any, to which strategic alliances with multinational pharmaceutical or consumer product companies are formed. At March 31, 1996, the Company has capital commitments in the amount of approximately $1,440,000, of which $617,000 was unpaid, for the purchase of manufacturing equipment and improvements to the manufacturing facility to support startup production.



    The Company believes that the financial resources available to it, including the net proceeds from the Initial Public Offering, together with additional working capital or equipment lease financing (presently estimated at $5 to $8 million), will be sufficient to finance its planned operations and will enable the Company to commence the introduction of INSTEAD-TM- into approximately 25% of the United States market. The Company plans to raise additional capital from other sources such as a second public offering as well as working capital or other available financing to be able to expand distribution of INSTEAD-TM- into the total United States market. Failure to raise such capital may adversely affect the Company's operations and projects.


    The Company's shareholders' equity increased by $29.6 million from June 30, 1995 to March 31, 1996 reflecting the net proceeds from the Initial Public Offering of $34.1 million, proceeds from the exercise of stock options and warrants of $.8 million, conversion of accounts payable to warrants, issuance of below market value stock options and warrants in connection with professional services and licensing agreements and conversion of preferred stock to common stock of $.5 million, offset by the Company's net loss for the nine months ended March 31, 1996 of $5.8 million.



    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS



        None



ITEM 2.  CHANGES IN SECURITIES



        None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



        None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        None.


ITEM 5.  OTHER INFORMATION



        None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits


EXHIBIT NUMBER   EXHIBIT
- - ---------------  ------------------------------------------------------------

10.1 Equipment Agreement, dated October 17, 1995 between Ultrafem, Inc. and Remmele Engineering, Inc.

10.2             Sales Contract, dated January 1, 1996 between Ultrafem, Inc.
                 and Shell Chemical Company.

10.3 Lease Agreement, dated January 28, 1996 between Ultrafem, Inc. and Dennis R. Washington, d/b/a Western Trade Center.

10.4 Letter Agreement, dated March 14, 1996 between Ultrafem, Inc. and The Elliott Company, as amended.

10.5 Letter Agreement, dated April 11, 1996 between Ultrafem, Inc. and Meridian Consulting Group.

10.6 Employment Agreement, dated April 1, 1996 between Ultrafem, Inc. and Gary Nordmann.

10.7             Option Agreement, dated March 8, 1996 between Ultrafem, Inc.
                 and Gary Nordmann.

27.1             Financial Data Schedule



    (b)  Reports on Form 8-K.

         During the third quarter of 1996, the Company did not file a current report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ULTRAFEM, INC.

                                          By: /s/ John W. Andersen
                                             -----------------------------------
                                              John W. Andersen, President; Chief
                                             Executive Officer; Director and
                                             Chairman of the Board of Directors

                                          By: /s/ Dori M. Reap
                                             -----------------------------------

                                              Dori M. Reap, Senior Vice
                                              President
                                             of Finance and Administration and
                                             Chief Financial Officer


Dated: May 14, 1996