Form 10-K
period 1996-06-30
ULTRAFEM INC
filed 1996-09-26
CIK 892142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
    [X]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                          FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                                   OR
    [ ]                 TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _______ TO _______
                         COMMISSION FILE NUMBER 0-27576
                            ------------------------

                                 ULTRAFEM, INC
                          (EXACT NAME OF REGISTRANT AS
                           SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0435037
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
        500 Fifth Avenue, Suite 3620                               10110
             New York, New York                                 (Zip Code)

            (Address of principal
             executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 575-5740
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.001 per share
                                (Title of Class)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes X       No _
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].
                            ------------------------

    The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of August 31, 1996, is approximately $132,500,000.
                            ------------------------

    The number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1996, is as follows:

CLASS                                                                                            NUMBER OF SHARES
- -----------------------------------------------------------------------------------------------  -----------------
Common Stock, par value $.001 per share........................................................       5,889,501

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 ULTRAFEM, INC.
                                     INDEX
                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1. Business........................................................................    1
Item 2. Properties......................................................................   14
Item 3. Legal Proceedings...............................................................   14
Item 4. Submission of Matters to Vote of Security Holders...............................   14

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...........   15
Item 6. Selected Financial Data.........................................................   16
Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................   17
Item 8. Financial Statements and Supplementary Data.....................................   20*
Item 9. Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................................   20

                                    PART III

Item 10. Directors and Executive Officers of The Registrant..............................  21
Item 11. Executive Compensation..........................................................  24
Item 12. Security Ownership of Certain Beneficial Owners and Management..................  29
Item 13. Certain Relationships and Related Party Transactions............................  31

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  33

- ------------------------

*   Page F-1 follows page 40.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Ultrafem-Registered Trademark-, Inc. ("Ultrafem" or the "Company"), a development stage company, was formed to design, develop and manufacture products based upon its proprietary and patented SoftCup-Registered Trademark-Technology to address women's health care needs. The SoftCup Technology is a physical barrier-type vaginal device designed to enhance the comfort, functionality and effectiveness of products designed for women in the areas of feminine protection, contraception, the prevention of sexually transmitted diseases ("STDs") and the treatment of vaginal infections. The commercial products which will employ the SoftCup Technology will be disposable, single use, universal size and made from a soft, inert, thermoplastic material which becomes more pliable at body temperature and molds to fit the individual user's anatomy.

    The Company's business strategy is to develop and market proprietary products based on its patented SoftCup Technology directed at high potential, underserved segments of the women's health care market. The key elements of this strategy are to (i) commence the launch of the Company's feminine protection product, INSTEAD-TM-, in the United States, (ii) expand the Company's manufacturing capabilities, (iii) develop and submit for Food and Drug Administration ("FDA") clearance or pre-market approval products based upon the SoftCup Technology for the medical product arena and (iv) pursue strategic alliances with multi-national consumer product and pharmaceutical companies for marketing, sales and distribution.

FEMININE PROTECTION PRODUCT -- INSTEAD-TM-

    Management of the Company believes that INSTEAD-TM- represents one of the most significant technological developments for feminine protection since the introduction of the first commercial disposable tampon in 1933. INSTEAD-TM-differs from other forms of feminine protection currently on the market in that it collects, rather than absorbs, menstrual fluid. The Company believes that the unique design of INSTEAD-TM- provides several distinct benefits over currently available forms of feminine protection, including increased comfort, improved performance, reduced health concerns and freedom to engage in most physical (including sexual) activities during menstruation. The Company has obtained FDA clearance to market INSTEAD-TM- in the United States. INSTEAD-TM- may also be marketed in each of Belgium, Canada, Denmark, Finland, France, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom subject to compliance with applicable international labeling laws and United States export requirements.

    The Company plans to initiate the launch of INSTEAD-TM- in the Pacific Northwest, a region which the Company estimates represents approximately 8% of United States households and includes the major markets of San Francisco, Seattle and Portland, by the Fall of 1996. The Company intends to introduce INSTEAD-TM- in stages into additional significant geographic regions with full national distribution anticipated to be achieved over a three year period, which may be accelerated or delayed depending upon various factors including market acceptance by retailers and consumers, and the availability of additional financing. The Company has conducted market research and consumer use testing which indicate significant consumer interest in INSTEAD-TM-. The Company intends to distribute INSTEAD-TM- principally through supermarkets and drug stores. See "--Product Testing," and "--Strategy and Plan of Operations."

    Management estimates that the domestic and international feminine protection markets in developed countries are in excess of $9 billion annually. The United States market for feminine protection products such as tampons and pads generates approximately $1.8 billion in annual revenues (based on a 1995 report by A.C. Nielsen). Approximately 58 million women between the ages of 18 and 54 use feminine protection products in the United States. Approximately 63% of menstruating women in the United States use tampons exclusively or in combination with pads (based on 1996 Simmons Market Research Bureau). The European market for feminine protection products generates approximately $2.9 billion in annual revenues (based on a 1995 report by A.C. Nielsen) with an estimated 105 million women between the ages of 18 and 54 using feminine protection products. Other developed markets, including Canada, Latin America, Mexico and Asia (other than China and India) represent a combined population in excess of 200 million potential users.

MEDICAL PRODUCT APPLICATIONS

    Ultrafem intends to develop additional applications of the SoftCup Technology for vaginal delivery of agents for use in contraception, the prevention of STDs, and the treatment of vaginal infections. The Company's initial medical product under development is a contraceptive product which combines the SoftCup Technology with the BufferGel Technology, which is licensed by the Company for vaginal use on a worldwide basis. The BufferGel Technology, which has the ability to maintain the normal vaginal pH balance while killing sperm and most STD pathogens, was invented by scientists associated with The Johns Hopkins University ("Johns Hopkins") with whom the Company has previously conducted research. The Company has entered into a research and development agreement with ReProtect, LLC ("ReProtect"), a company founded by these scientists which will continue the investigation and development of medical applications of the SoftCup Technology. See "Other Potential Applications of the SoftCup Technology."

    The United States market for contraceptive products such as condoms, oral contraceptives, diaphragms and implantable contraceptives generates approximately $2 billion in annual revenues (based on Theta Corporation, 1994). Based on the population of women between the ages of 18 and 54, estimated to be in excess of 300 million women in Europe and other developed markets, and assuming that the frequency of use of contraceptive products is less than that in the United States, management estimates the international markets for contraceptives to be approximately $6 billion annually outside the United States. Additionally, at least 330 million new cases of STDs occur each year throughout the world (World Health Organization, 1995), indicating a significant market for a STD prevention product.

RECENT DEVELOPMENTS

    - PRODUCT LAUNCH. The Company anticipates that INSTEAD-TM- will be available for sale by retailers in the Pacific Northwest in the Fall of 1996, including the major markets of San Francisco, Seattle, and Portland. In order to achieve this timetable, the Company began shipment of INSTEAD-TM- in August 1996. Marketing and sales programs, such as print and TV advertising, sampling, consumer promotion, direct mail, public and professional relations, and in-store merchandising have been developed and will be utilized to generate consumer awareness and trial.

    - PRODUCT DISTRIBUTION. The Company intends to distribute INSTEAD-TM-primarily through supermarkets and drug stores. The Company has retained Meridian Consulting Group ("Meridian") to provide sales management services, including supervision of a broker network, development of trade promotion plans and introductory sales presentations for the initial introduction of INSTEAD-TM-into the United States market. Ultrafem has hired Morgan & Sampson Pacific, a leading Health and Beauty Aid broker in the Northwest, as the broker for INSTEAD-TM- in the Pacific Northwest. Sales calls in the Pacific Northwest to date have resulted in commitments from retailers which account for more than 75% of ACV (all commodity volume) in the food and drug classes of trade. These include commitments for in-store merchandising and displays, on shelf dates, and desired shelf space.

    - COMMERCIAL PRODUCTION COMMENCED. Subsequent to the Company's initial public offering ("IPO") in February 1996, the Company entered into a lease for manufacturing and office space in Missoula, Montana and remodeled the manufacturing space principally to create the controlled environment module that secures the manufacturing equipment. The special thermoforming line which produces

INSTEAD-TM- completed high volume testing and, in June 1996, commenced manufacturing commercial quantities of INSTEAD-TM- for the Fall 1996 launch. The Company placed an order for a second semi-automated line scheduled to be installed in the Fall of 1996 and an order for a fully automated line scheduled to be installed in the Spring of 1997. The Company believes that its manufacturing capacity will be sufficient to meet consumer demand. There can be no assurance, however, that any of the foregoing goals or timetables can be met.

    - BUFFERGEL TECHNOLOGY RECEIVES HIVNET GRANT; PHASE I TRIALS SCHEDULED TO BEGIN. The National Institute of Health ("NIH") has granted $2 million in contracts to ReProtect and Johns Hopkins for the research and development of the BufferGel Technology for contraception and the prevention of AIDS and other STDs. Subsequent to the IPO, ReProtect was selected by HIVNET, a unit of the NIH, to test the use of the BufferGel Technology as a vaginal microbicide for the prevention of AIDS and other STDs. The FDA allowed an Investigational New Drug ("IND") application permitting the BufferGel Technology to enter Phase I clinical trials which are currently scheduled to begin in the Fall of 1996. The Company plans to begin clinical trials of its contraceptive product upon completion of the Phase I clinical trials of the BufferGel Technology. A portion of these clinical trials may be funded by the net proceeds of the Offering. In order to achieve this timetable, the Company will need to complete the development of the contraceptive product by combining the SoftCup Technology and the BufferGel Technology. The Company plans to simultaneously develop additional applications of such technologies for treatment of vaginal infections and topical and systemic therapies. There can be no assurance, however, that any of the clinical trials will demonstrate the necessary degree of safety and effectiveness required for FDA pre-market approval, that ReProtect will receive the benefit of the entire $2 million under the NIH contracts or that any of the foregoing goals or timetables can be met.

STRATEGY AND PLAN OF OPERATIONS

    The Company intends to market INSTEAD-TM- as an innovative alternative to tampons and sanitary napkins. The Company intends to introduce INSTEAD-TM- in stages into significant geographic regions with full national distribution anticipated to be achieved over a three year period, which may be accelerated or delayed depending upon various factors including market acceptance by retailers and consumers, and the availability of additional financing. Management expects to commence initial regional distribution of INSTEAD-TM- in the United States by the Fall of 1996; this initial introduction will begin in the Pacific Northwest, including the major markets of San Francisco, Seattle and Portland. Distribution in foreign markets could occur simultaneously, provided an appropriate strategic partner is identified. No assurance can be given that the foregoing goals or timetables can be met.

    The Company intends to develop a contraceptive product and to simultaneously develop additional applications of the combination of the SoftCup Technology with the BufferGel Technology for treatment of vaginal infections and topical and systemic therapies. The Company plans to begin clinical trials of a contraceptive product upon completion of the Phase I clinical trials relating to use of the BufferGel Technology as a vaginal microbicide for the prevention of AIDS and other STDs. These Phase I clinical trials, which are currently scheduled to begin in the Fall of 1996, are being funded by HIVNET. Any introduction of new products would be dependent on individual product development, obtaining regulatory clearances, the confirmation of the commercial viability of any such product and the development of strategic partnerships to support international market penetration. See " -- Other Potential Applications of the Softcup Technology."

MARKETING AND SALES

    The Company will market INSTEAD-TM- as an innovative alternative to existing feminine protection products, including tampons and sanitary napkins. The marketing campaign will be directed specifically at the Company's target consumer audience of approximately 58 million women. See
" -- Feminine Protection Market -- Domestic Market." The Company, in conjunction with Bozell Worldwide, Inc., a leading multi-national advertising and marketing communications company, has developed detailed plans integrating consumer advertising, professional advertising, consumer research, professional and consumer public relations, and direct marketing. See "Certain Relationships and Related Party Transactions."

    The Company intends to implement marketing programs directed at the consumer target audience, the professional target audience and the retail trade. Plans for the consumer target audience include a multimedia consumer advertising campaign comprised of television, print and the Internet. Product sampling and couponing via mail, advertising, public relations and print will also be utilized.

    The professional target audience is defined as Obstetrician/Gynecologists, Obstetrician/Gynecologist Nurses and Pharmacists. Plans for a professional campaign have been formulated and include presentations at scientific meetings, education for health and fitness organizations, by-lined articles in professional journals, brochures for distribution through physicians' offices as well as advertising in professional journals and through direct mail. The first by-lined article ("Latest Developments in Menstrual Protection") appeared April 15, 1996 in CONTEMPORARY OB/GYN and was authored by Richard M. Soderstrom, M.D., a member of the Company's Scientific Advisory Board.

    The Company intends to distribute INSTEAD-TM- principally through supermarkets and drug stores. See " -- Strategy and Plan of Operations." Management believes that this marketing approach should enable it to compete effectively for sales and shelf space with its larger, better capitalized competitors. The Company has retained Meridian to formulate selling strategies and implement sales plans by trade channel and key accounts. Meridian will provide the sales management organization which will supervise a broker network and which will develop trade promotion plans and introductory sales presentations for the initial introduction of INSTEAD-TM- into the United States market. Ultrafem has hired Morgan & Sampson Pacific, a leading Health and Beauty Aid broker in the Northwest, as the broker for INSTEAD-TM- in the Pacific Northwest. Management believes that Morgan & Sampson Pacific is capable of being the broker representing Ultrafem in as much as 25% of the United States market. Sales calls in the Pacific Northwest to date have resulted in commitments from retailers which account for more than 75% of ACV (all commodity volume) in the food and drug classes of trade. These include commitments for in-store merchandising and displays, on shelf dates, and desired shelf positioning. There can be no assurance that the Company's marketing plans and strategies will be successfully implemented.

    The Company works with an array of outside marketing and sales professionals who are supporting the launch of INSTEAD-TM-. The Company's in-house marketing and sales professionals both supervise and coordinate the Company's use of outside professionals. The Company currently plans to continue to outsource a significant portion of its marketing and sales activities, since outside professionals contribute significant and diverse skills, knowledge of trade, and marketing and sales experience to the Company, at a cost which the Company could not currently provide in-house.

FEMININE PROTECTION MARKET

BACKGROUND

    The menstrual cycle normally begins between the ages of 12 and 13 and continues to menopause, which generally occurs between the ages of 46 and 54. The cycle averages 28 days, with the normal period lasting from five to six days. The period begins with one to three days of heavy flow and then tapers to a daily light flow over several more days.

    Some women use either tampons or sanitary napkins on an exclusive basis. Many women use both tampons and sanitary napkins because there is a general dissatisfaction associated with the use of any single product. Management believes that INSTEAD-TM- provides women with significant advantages over the currently available feminine protection products and expects to attract women that use both sanitary napkins and tampons.

    INSTEAD-TM- is a new product and women will need to become accustomed to using it. Some women may find digital insertion unappealing. INSTEAD-TM-, like certain other vaginal products, is not recommended for women who have had toxic shock syndrome ("TSS"), use an IUD, or have anatomical abnormalities. INSTEAD-TM- also should not be used immediately after childbirth. INSTEAD-TM- is neither flushable nor biodegradable.

DOMESTIC MARKET

    The United States feminine protection product market has grown approximately 11% from 1992 to 1995, with annual revenues increasing from approximately $1.6 billion in 1992 to approximately $1.8 billion in 1995. In 1995, the market was divided between sanitary napkins, with a market share measured in dollars of 62%, and tampons, with a market share measured in dollars of 38%.

                                                              ($MILLION)         % OF         ($MILLION)         % OF
PRODUCT TYPE                                                     1992        MARKET SHARE        1995        MARKET SHARE
- ------------------------------------------------------------  -----------  -----------------  -----------  -----------------
Sanitary Napkins............................................   $     941              59       $   1,084              62
Tampons.....................................................         643              41             677              38
                                                              -----------            ---      -----------            ---
    Total...................................................   $   1,584             100       $   1,761             100
                                                              -----------            ---      -----------            ---
                                                              -----------            ---      -----------            ---

- ------------------------

Source: A.C. Nielsen

    Management believes approximately 58 million women between the ages 18 and 54 use feminine protection products and represent the Company's target user group in the United States domestic market. Based on the Company's market research, management expects to ultimately generate trial of INSTEAD-TM- by approximately 15-17 million women in this target audience. There can be no assurance that INSTEAD-TM- will be tried by such number of women, or that such women will remain as users of INSTEAD-TM-.

EUROPEAN AND OTHER DEVELOPED MARKETS

    The European market for feminine protection products generated approximately $2.9 billion in revenues in 1995, which represents a 7.5% increase over the prior two years (based on 1995 Nielsen). According to such report, pantyliners and pads had a 76% market share and tampons had a 24% share.

                                                              ($MILLION)         % OF         ($MILLION)         % OF
PRODUCT TYPE                                                     1993        MARKET SHARE        1995        MARKET SHARE
- ------------------------------------------------------------  -----------  -----------------  -----------  -----------------
Pantyliner..................................................   $     424              16       $     483              17
Towels (Pads)...............................................       1,638              60           1,739              59
Tampons.....................................................         643              24             688              24
                                                              -----------            ---      -----------            ---
    Total...................................................   $   2,705             100       $   2,910             100
                                                              -----------            ---      -----------            ---
                                                              -----------            ---      -----------            ---

- ------------------------

Source: A.C. Nielsen

    Management believes approximately 105 million women between the ages of 18 and 54 use feminine protection products in Europe and represent the Company's target user group in this market.

    Other developed markets, including Canada, Latin America, Mexico and Asia (other than India and China) present a combined population in excess of 200 million potential users.

MANUFACTURING

    The Company has developed a patent pending process for manufacturing INSTEAD-TM-. Custom-designed, state-of-the-art process equipment is essential to the Company's manufacturing strategy. Management has collaborated with several equipment manufacturers to engineer the necessary equipment to fully automate the manufacturing process. In October 1995, the Company retained Remmele Engineering,

Inc. to design, build and install equipment for the first semi-automated line capable of producing approximately 4 million units per month on a three shift basis to support startup production. The Company has ordered a second semi-automated line and a fully automated line. The Company believes that its manufacturing capacity will be sufficient to meet consumer demand. To commercialize INSTEAD-TM- successfully, the Company will have to increase the number of units it can produce, reduce per-unit manufacturing costs and achieve the high-quality standards required.

    Subsequent to the IPO, the Company entered into a lease for manufacturing and office space and remodeled the manufacturing space principally to create the controlled environment module which will secure the manufacturing equipment. The piece of special equipment to manufacture the product, which is called the thermoforming line, completed high volume testing at Remmele Engineering, Inc. in St. Paul, Minnesota and has been installed at the Ultrafem Montana facility and is producing product for the Fall 1996 launch of INSTEAD-TM-. The flow wrapper machine that will put INSTEAD-TM- into individual "intimate wraps" and the cartoning machine that will put INSTEAD-TM- into 6, 16, and 24 count cartons are also in place. In June 1996 the Company commenced manufacturing quantities of INSTEAD-TM- for the commercial market, and estimates that it has produced an aggregate of approximately 2.2 million units of INSTEAD-TM- through August 14, 1996.

    The Company has developed thermoplastic formulations which are proprietary to the Company. They are permeable to many commercially established drugs and are easily welded to each other and to other delivery components. Management believes the performance of these formulations in combination with the manufacturing process is an important component of developing a practical, low cost production process. See "-- Patent Status and Patent Applications; Proprietary Technology."

OTHER POTENTIAL APPLICATIONS OF THE SOFTCUP TECHNOLOGY

    The SoftCup Technology has significant potential medical and health care applications. Management plans to develop commercial applications of the SoftCup Technology to be used as a vaginal drug delivery system because, by virtue of direct contact with vaginal mucous membranes, the SoftCup Technology can provide an easy and direct method for topical and systemic vaginal drug treatments. The Company believes that these products have significant commercial applications for contraception, prevention of STDs, treatments of vaginal infections and topical and systemic therapies.

    Under a research agreement, which expired by its terms on June 30, 1993, Johns Hopkins investigated using the SoftCup Technology as a delivery system for monoclonal antibodies and other agents as protection against pregnancy and STDs. Dr. Richard A. Cone and Dr. Kevin J. Whaley, who are affiliated with Johns Hopkins, and along with Dr. Thomas Moench, previously conducted research for the Company in connection with the research agreement with Johns Hopkins. These individuals formed ReProtect which will continue the investigation of using the SoftCup Technology as a vaginal drug delivery system of agents for contraception, prevention of STDs, treatments of vaginal infections and for topical and systemic therapies. Dr. Richard A. Cone is a member of the Company's Board of Directors. See "Management -- Directors and Executive Officers." Dr. Thomas R. Moench, formerly an Assistant Professor of Medicine at Johns Hopkins, is an expert in virology, molecular biology and monoclonal antibody production. From 1984 through 1993, he served on the faculty of Johns Hopkins as a consultant physician in Infectious Diseases. He developed an animal model for studying the vaginal and rectal (transmucosal) transmission of an AIDS-like disease in cats caused by feline immunodeficiency virus. Dr. Kevin J. Whaley, an Associate Research Scientist in Biophysics and an Adjunct Faculty member, Population Dynamics/Reproductive Biology, Johns Hopkins, is an expert on monoclonal antibodies and vaccines that protect against both pregnancy and disease and on vaginal drug delivery.

    Two of the scientists who formed ReProtect invented the BufferGel Technology, which ReProtect has licensed to the Company. The Company believes that this BufferGel Technology, when combined with the patented SoftCup Technology, will provide enhanced protection against pregnancy and STDs as well as enhanced treatments for vaginal infections. The BufferGel Technology has the ability to maintain the normal vaginal pH balance while killing sperm and most STD pathogens. The mechanical barrier action of the SoftCup Technology combined with the BufferGel Technology may fill the needs for an effective woman controlled prophylactic contraceptive as well as vaginal anti-infective. The NIH has granted $2 million in contracts for the research and development of the BufferGel Technology for contraception and the prevention of AIDS and other STDs. There can be no assurance, however, that ReProtect will receive the benefit of the entire $2 million under the NIH contracts.

    The FDA has allowed an IND application permitting the BufferGel Technology to enter Phase I clinical trials which are currently scheduled to begin in the Fall of 1996. These Phase I clinical trials are being funded by HIVNET, a unit of the NIH, to test the use of the BufferGel Technology as a vaginal microbicide for the prevention of AIDS and other STDs. The Company plans to begin clinical trials of a contraceptive product upon completion of the Phase I clinical trials. In order to achieve this timetable, the Company will need to complete development of the contraceptive product by combining the SoftCup Technology and the BufferGel Technology. The Company will simultaneously develop additional applications of the combination of the SoftCup Technology and the BufferGel Technology, for treatment of vaginal infections and topical and systemic therapies with a view towards seeking FDA approval to enter clinical trials for such applications. The Company also intends to develop other vaginal drug delivery products including for the prevention of STDs. There can be no assurance, however, that any of the foregoing goals or timetables can be met, or that any of the clinical trials will demonstrate the necessary degree of safety and effectiveness required for FDA pre-market approval.

    ReProtect expects to conduct research at Johns Hopkins in accordance with a ten year License, Research and Development Agreement between the Company and ReProtect (the "ReProtect Agreement") under which the Company will provide ReProtect at least $1 million annually for research. The ReProtect Agreement provides the Company with an exclusive, worldwide license for the use of the BufferGel Technology coupled with the SoftCup Technology, for which ReProtect received a one time payment of $100,000, a royalty of $.01 per unit of the product sold and ten and one-half year options to purchase 125,000 shares of Common Stock at an exercise price of $8.00 per share and 100,000 shares of Common Stock at an exercise price of $6.00 per share, exercisable upon the attainment of certain milestones. In addition, ReProtect has granted the Company a worldwide license for vaginal use of the BufferGel Technology without the SoftCup Technology, for which ReProtect received a one time payment of $100,000, options to purchase 175,000 shares of Common Stock at an exercise price of $8.00 per share, exercisable upon the attainment of certain milestones, and a royalty of either 5% or 3% (depending on whether a patent has been issued) of net sales of the BufferGel Technology (without the SoftCup Technology). The ReProtect Agreement contains the parties' agreement to negotiate in good faith to extend the term, as well as other customary provisions in agreements of this type, including provisions relating to noncompetition, confidentiality and early termination of the agreement and the licenses therein under certain circumstances.

    The Company plans to continue pursuing other potential applications of the SoftCup Technology. Beyond the potential applications discussed above, the ongoing longer-range research and development with the ReProtect research team will focus on the development of vaginal delivery of monoclonal antibodies against sperm and STD pathogens. Management believes that these natural protective agents will facilitate a new generation of products for vaginal protection and therapy. The Company will require FDA clearance or pre-market approval to market different applications of the SoftCup Technology in the United States.

    In order to facilitate the development of other applications of the SoftCup Technology, the Company currently plans to hire a Senior Vice President and General Manager of Medical Products, to coordinate and advance medical product development. The Company is conducting a search for such executive and has identified several candidates.

STRATEGIC ALLIANCES

    The Company is seeking domestic and international strategic alliances with multinational pharmaceutical and/or consumer product companies to support the launch of INSTEAD-TM- into international markets and to support the development of other commercial applications of the SoftCup Technology. In addition, following the successful introduction of INSTEAD-TM- into the United States market, the Company will consider entering into an alliance with a strategic partner who could potentially act as an ongoing distribution partner for the full United States market. The Company believes that forming strategic alliances with multinational pharmaceutical and/or consumer product companies will enhance both its ability to successfully bring INSTEAD-TM- to international markets and its capability to develop new applications for the SoftCup Technology, such as contraception and vaginal drug delivery applications.

    The Company has retained a number of consultants specializing in health care and business strategy to assist it in formulating and implementing the strategic alliance strategy. The Company and its consultants have contacted a selected list of target companies as potential strategic partners and are currently engaged in preliminary discussions regarding formation of strategic alliances with companies in both the United States and in Europe.

PRODUCT TESTING

    The Company has completed extensive laboratory testing of INSTEAD-TM- for the purpose of satisfying the FDA's safety requirements. The Company has conducted biocompatibility, toxicity and microbiological testing both IN VITRO (outside a living organism) and IN VIVO (inside a living organism). Management believes, based on the non-absorbent nature of INSTEAD-TM- and the results of tests performed by two independent laboratories on the materials of which INSTEAD-TM- is made and human clinical trials, that INSTEAD-TM- is safe.

    The tests for toxicity and biocompatibility were conducted by the Company through independent laboratories in compliance with good laboratory practice ("GLP") regulations. Management believes the results of these tests demonstrate INSTEAD-TM-'s safety. Arent Fox Kintner Plotkin & Kahn, FDA regulatory counsel to the Company, has advised the Company that such results, which have been submitted to the FDA, satisfy current FDA safety testing requirements for this type of product.

    The microbiological testing that was conducted demonstrated that INSTEAD-TM-did not alter the growth of bacteria normally present in the vaginal micro flora and did not cause the production of Toxic Shock Syndrome Toxin-l. All studies were conducted by an independent laboratory in accordance with GLP regulations. All test results described herein were submitted to the FDA in connection with the 510(k) notification relating to INSTEAD-TM-. See "-- Regulatory Status."

    Subsequent to the IPO, the Company completed human clinical test studies to determine the safety of longer wear times of INSTEAD-TM-. While the Company did not believe it necessary to conduct clinical testing to increase the maximum wear time of INSTEAD-TM- since the devices to which it was found substantially equivalent by the FDA either do not have a maximum wear time or can be worn for at least 12 to 14 hours, if not longer, the Company conducted a clinical study to support the safety of the 12 hour wear time. The study was conducted by The Crucible Group of Atlanta, Georgia, following review by an Institutional Review Board, and was analyzed by MTC-BRI International, Inc. ("MTC-BRI") of Rockville, Maryland. The study evaluated the effect of use of INSTEAD-TM- on the vaginal micro flora in approximately 100 women for 8, 12, and 24 hours. The investigators concluded that increasing the wear time to 12 or even 24 hours does not result in increased colonization by the etiologic agent of TSS, does not lead to increased colonization by pathogens that cause bacterial vaginosis, does not lead to increased colonization by E. COLI, the most common agent causing urinary tract infections, and does preserve the normal LACTOBACILLUS-predominant vaginal flora. In response to the results of such testing the Company increased the recommended wear time from 8 to 12 hours.

COMPANY-SPONSORED RESEARCH

QUANTITATIVE CONCEPT AND ATTITUDE RESEARCH

    In September 1991, the Company engaged CLT Research Associates, a market research firm, to conduct a feminine protection product survey to help the Company evaluate the commercial viability of INSTEAD-TM-. Such survey was conducted in October/November 1991 in 20 metropolitan markets among a total of 750 women aged 18-45 (all of whom used feminine protection products). The major findings of this study indicated that:

    CONSUMER NEED -- Approximately half of all women surveyed were dissatisfied with existing feminine protection products due in part to problems of comfort, performance and safety. The Company believes that these problems are addressed by INSTEAD-TM-.

    POSITIONING -- INSTEAD-TM-'s perceived benefits matched the features women desired in a feminine protection product. This finding validates the Company's plans to position INSTEAD-TM- as the innovative alternative in feminine protection based on improved comfort and performance.

    TRIAL -- One out of three women indicated they would purchase INSTEAD-TM- based on exposure to a concept statement and seeing the actual product. Almost half (48%) of the women indicated that they would expect INSTEAD-TM- to cost more than what they now spend per period for feminine protection, and 42% of the women would expect INSTEAD-TM- to cost the same as what they now spend.

CONCEPT POSITIONING RESEARCH

    In March 1994, The Heller Research Group, a market research firm engaged by the Company, conducted three concept positioning tests in 10 metropolitan areas among a combined total of 300 women aged 21-49 (all of whom used feminine protection products currently on the market). The results indicated that there is considerable interest in INSTEAD-TM-, with over one-third of the women indicating willingness to try INSTEAD-TM- after reviewing the concept statement and seeing the actual product. The research indicated that it is possible that INSTEAD-TM- can be priced at a premium vis-a-vis tampons. On average, respondents indicated a willingness to purchase INSTEAD-TM- at a price which represents a 16% premium to tampons.

CONSUMER USE TESTING

    During the nine-month period of November 1991 through July 1992, INSTEAD-TM-was use tested among a total of 300 women, ages 18-55, at seven different geographical locations in the United States. Respondents were users of sanitary napkins and tampons. Each woman used INSTEAD-TM- on a trial basis through three consecutive menstrual cycles and, in total, over 13,000 units were used.

    The research concluded that approximately 80% of the women were interested in continuing to use INSTEAD-TM-, with approximately 54% of the women indicating they would be likely to use INSTEAD-TM- as their primary method of feminine protection in the future. The Company believes based on this research that the remaining 26% of these women would be likely to use INSTEAD-TM- for occasional use. Pricing was not a factor which was considered in this usage test.

    The Company is not aware of any other consumer research regarding the satisfaction of consumers with currently available feminine protection products.

CONSUMER COMMUNICATION QUALITATIVE TESTING

    Commencing August 1995, consumer focus groups, consisting of 600 women across the United States, were conducted to finalize consumer communication with respect to advertising, packaging and user instructions. As a result of these focus groups, the Company determined to include the twelve hour wear time usage claim in its advertising, public relations and packaging.

PATENT STATUS AND PATENT APPLICATIONS; PROPRIETARY TECHNOLOGY

    A United States patent with respect to the SoftCup Technology (for use for feminine protection during menstruation either with or without vaginal drug delivery) was issued on March 22, 1994. Foreign patent applications corresponding thereto were filed by the Company in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

    The Company has in the past and will continue to pursue in the future patent protection for its technology and products that are patentable. The Company's original patent application was filed by Ms. Contente and subsequently assigned to the Company. The patent contains claims covering the use of the SoftCup Technology for menstruation either with or without vaginal drug delivery. The Company has filed a United States continuation application with additional claims on other aspects of the SoftCup Technology. In addition, the Company has filed provisional patent applications in the United States on the method of manufacturing the SoftCup Technology. To further protect its technology, the Company intends to file additional patent applications on inventions relating to processing technology, specific vaginal drug delivery systems and other new product applications.

    The Company relies on trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires its employees and consultants and other advisors to execute confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information or that others will not independently develop substantially equivalent proprietary information and manufacturing techniques or otherwise gain access to the Company's trade secrets.

TRADEMARKS

    The Company registered trademarks with the United States Patent and Trademark Office for "SoftCup" and "Ultrafem" in 1992 and 1993, respectively. The Company has also filed an application to register the trademark "INSTEAD-TM-" in the United States, Argentina, Australia, Brazil, Canada, Chile, India, Korea, Mexico, Pakistan, Panama, Paraguay, Philippines, Uruguay, Russia, Switzerland, Taiwan, Venezuela, and the European Community. The INSTEAD-TM- mark was published for opposition in the United States on April 16, 1996; no oppositions were filed during the 30 day opposition period. The Company believes the INSTEAD-TM- mark will be registered in the United States in September 1996 or shortly thereafter. In addition, the Company is pursuing a trademark application in Turkey.

REGULATORY STATUS

    Government regulation, both domestic and foreign, will be a significant factor in manufacturing and marketing INSTEAD-TM-. The lengthy process of seeking FDA and foreign government clearance and the ongoing process of complying with applicable federal statutes and regulations require expending substantial resources.

    In 1993, the FDA cleared the Company's pre-market notification submission under Section 510(k) of the Federal Food, Drug, and Cosmetic Act of 1938, as amended (the "FDCA"). The FDA's clearance of this notification enables the Company to market INSTEAD-TM- in the United States and to export it overseas subject to the general controls provisions of the FDCA. Subsequent to FDA clearance of this notification submission, modifications, which the Company believes are minor, were made to the formulation of certain materials used in INSTEAD-TM- to improve the manufacturing process. An applicable FDA regulation requires the filing of a new 510(k) notification when, among other things, there is a major change or modification in the intended use of the device, or a change or modification in material, chemical composition or manufacturing process, that could significantly affect the device's safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or its intended use necessitates the filing of a new 510(k) notification. The Company conducted a full range of toxicological testing subsequent to the changes in materials, including laboratory tests to determine the effect on the vaginal micro flora and on the production of the toxin which causes TSS. The results of the studies confirmed that these changes did not affect the safety of the product. As a result, the Company, and its regulatory counsel, do not believe a new 510(k) notification was necessary to make this change, although there can be no assurance that the FDA will not require such a 510(k) notification. The Company's rationale and support for the change are in records as required by FDA Good Manufacturing Practice ("GMP") regulations and are available for inspection by the FDA.

    In April 1994, the FDA informally proposed a guidance document pursuant to the above-described regulation (which was revised in August 1995 and which is expected to be re-published in September 1996) that would require submission of a new 510(k) notification when certain changes are made in medical devices such as INSTEAD-TM-, including changes in materials and labeling. If this proposal becomes effective in its current proposed form, a resubmission of the 510(k) notification of INSTEAD-TM- may be required. If a new 510(k) notification were to be required by the FDA for the changes in materials of INSTEAD-TM-, there can be no assurance that the FDA would clear a new 510(k) notification submitted by the Company, or that the FDA would not prohibit the Company from selling INSTEAD-TM- until the 510(k) notification was cleared. The FDA review time for 510(k) notifications could be lengthy. The failure to obtain a new 510(k) clearance, if required, on a timely basis, if at all, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any product with a 510(k) notification cleared by the FDA and its manufacturer are subject to continuing regulatory review and the FDA has the authority to, among other things, order or request restrictions on the distribution of products or the withdrawal of products from market even after clearance of a 510(k) submission is obtained.

    The Company has also decided to label INSTEAD-TM- with a 12 hour maximum wear time. The labeling for INSTEAD-TM-, as cleared by the FDA in the original 510(k) notification, included an 8 hour maximum wear time. While the Company did not believe it necessary to conduct clinical testing to increase the maximum wear time since the devices to which INSTEAD-TM- was found substantially equivalent by the FDA either do not have a maximum wear time or can be worn for at least 12 to 14 hours, if not longer, the Company conducted a clinical study to support the safety of the 12 hour wear time. See " --Product Testing." The study was conducted by The Crucible Group of Atlanta, Georgia. The investigators concluded that increasing the wear time of INSTEAD-TM- to 12 or even 24 hours does not result in increased colonization by the etiologic agent of TSS, does not lead to increased colonization by pathogens that cause bacterial vaginosis, does not lead to increased colonization by E. COLI, the most common agent causing urinary tract infections, and does preserve the normal LACTOBACILLUS-predominant vaginal flora. Since there has not been a change in the intended use of the product, and the Company's clinical studies have demonstrated that the 12 hour maximum wear time is safe, and since the wear time is similar to that for devices to which the product was found "substantially equivalent" by the FDA, the Company does not believe a new 510(k) notification is necessary to increase the maximum wear time to 12 hours. The results of these studies were discussed during a meeting with FDA on June 19, 1996. At that meeting, the FDA requested that the Company submit these results of its clinical testing, which the Company provided on July 17, 1996. The FDA has not responded to that submission. The Company and its regulatory counsel do not believe a new 510(k) notification is necessary under existing regulations. However, if a new 510(k) notification were to be required by the FDA for the labeling change regarding maximum wear time under the above-described regulation and/or guidance document, there can be no assurance that the FDA would clear a new 510(k) notification submitted by the Company, or that the FDA would not require the Company to use the original labeling stating a shorter maximum wear time until the 510(k) notification was cleared.

    The Company's manufacturing facility in Missoula, Montana is subject to GMP regulations which are promulgated by the FDA, international quality standards and other regulatory requirements. The failure by the Company to comply with the foregoing could adversely affect the Company's production and financial condition.

    The Company has obtained Canadian government acceptance to market INSTEAD-TM- in Canada. INSTEAD-TM- may be marketed in each of Belgium, Denmark, Finland, France, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom subject to compliance with applicable labeling laws and FDA requirements concerning exports. Regulatory approvals or clearances are being pursued in Argentina, Australia, Brazil, Germany, India, Italy, Mexico, Pakistan, Russia, Saudi Arabia, Turkey, and the United Arab Emirates; however, there can be no assurance that the Company will be able to comply with any such requirements. In order to distribute INSTEAD-TM- in foreign countries, the Company must comply with all regulatory requirements of the countries in which the Company intends to sell INSTEAD-TM-, including regulations with respect to labeling and importing into such countries and FDA requirements for export thereto. There can be no assurance that the Company will be able to comply with such requirements.

    The potential health care applications of the SoftCup Technology will require FDA clearance or pre-market approval in accordance with the FDCA applicable regulations. Although most of the potential uses do not incorporate new chemical compounds, the Company will be required to submit applications for each such use involving an already marketed drug, as a new form of delivery is involved. Obtaining such approval or clearance can entail a lengthy process and significant expense, including potential costs of clinical trials to demonstrate safety and efficacy.

    In conjunction with developing other applications of the SoftCup Technology, the Company has formulated a comprehensive regulatory strategy and has retained MTC-BRI, an international contract research organization which specializes in managing regulated health care products. MTC-BRI assists in determining that potential products will meet applicable FDA requirements. Within MTC-BRI, the project team for the Company is headed by Dr. David L. West who previously was FDA Deputy Director, Office of Device Evaluation, Center for Devices and Radiological Health.

GOVERNMENT REGULATION

    Medical devices are regulated in the United States under the 1976 Medical Device Amendments ("MDA") to the FDCA, and under pertinent implementing regulations issued by the FDA. Every medical device in United States commercial distribution is classified by the FDA as a Class I, II or III device. All three classes require compliance with the general device controls of the MDA (provisions governing establishment registration; product listing; adulteration; misbranding; pre-market notification; notification of unreasonable risk; repair, replacement or refund; recalls; device records and reports; and GMP regulations). A Class II device must comply with such MDA general controls and any applicable performance standard or other special controls promulgated by the FDA. A Class III device must be clinically tested for safety and effectiveness for its intended use(s) and obtain FDA's approval of a pre-market approval application ("PMA") containing the results of such tests before it can be marketed. Thereafter, such a device must comply with the conditions of approval of the PMA and with the MDA general controls.

    Each new medical device product never before commercially distributed in the United States is automatically deemed a Class III device requiring pre-market approval, unless it can be demonstrated that it is substantially equivalent in intended use, design, materials and/or technological characteristics to one or more predicate medical devices that were on the market before the MDA enactment date of May 28, 1976, thereby establishing that the new device is as safe and effective as the predicate device. Such substantial equivalence is demonstrated by a manufacturer in a 510(k) pre-market notification submission, which must be filed with the FDA at least 90 days before the product's targeted date of first commercial distribution. Marketing of the device is not allowed until the FDA clears the 510(k) notification submission.

    FDA clearance of a supplemental 510(k) submission is required before any significant change can be made to an already-marketed device in design, materials, chemical composition, energy source or manufacturing process that could affect the product's safety or effectiveness. Where a 510(k) notification submission is based on a predicate device that has been classified by the FDA in Class III, the 510(k) submission must also include a certification that the submitter has conducted a reasonable search for all data and information relevant to the predicate device and the device for which 510(k) clearance is sought, as well as a summary of all safety and effectiveness data for both devices. A device cleared through the 510(k) process that is substantially equivalent to a predicate Class III device for which the FDA ultimately establishes a PMA requirement will eventually have to receive approval of its own PMA to remain on the market, unless it is the fifth or subsequent device of its kind that has been commercially distributed in the United States, in which case no PMA is required.

    Menstrual cups such as INSTEAD-TM- are classified as Class II medical devices by the FDA pursuant to applicable FDA regulations. Submission and clearance of a 510(k) notification, through a finding of "substantial equivalence" is required under the FDCA to market a Class II medical device in the United States. The FDA cleared the 510(k) notification for INSTEAD-TM- on October 5, 1993.

    The FDA has promulgated regulations establishing stringent GMP requirements for all medical devices. The FDA conducts periodic inspections of manufacturing plants to ensure compliance with these regulations. Failure of compliance can result in regulatory action of the kinds stated below.

    The FDA has statutory authority to institute civil administrative proceedings or court enforcement actions against medical device manufacturers or distributors for violations of applicable requirements of the MDA and FDA implementing regulations. A finding of liability in an administrative proceeding can result in the imposition of civil monetary penalties. Court enforcement actions, involving seizure of products, injunction against continued distribution of products or criminal prosecution, can result, respectively, in destruction of products, orders against further distribution of products or criminal fines if the FDA prevails. The FDA can also require the recall of an already-marketed medical device when the agency believes that the product would cause serious adverse health consequences or deaths if marketing were allowed to continue.

    Exports of medical devices manufactured in the United States are allowed if the devices have satisfied applicable pre-market requirements and are not adulterated or misbranded. Exports of medical devices manufactured in the United States are allowed without prior FDA export approval if the product has satisfied applicable pre-market approval or notification requirements and is not adulterated or misbranded. An unapproved medical device manufactured in the United States can also be exported to 23 "Tier 1" countries without prior FDA export approval, if the device has valid marketing authorization in a "Tier 1" country and the device complies with the laws of the importing country, subject to notification to the FDA at the time of export. Exports of medical devices not approved in the United States to non- "Tier 1" countries require prior FDA approval. In addition, exports of unapproved medical devices manufactured in the United States for export for clinical investigations in "Tier 1" countries or where marketing authorization is imminent in a "Tier 1" country may be made without prior FDA approval, provided that a notice is submitted to the FDA at the time of export.

COMPETITION

    The market for feminine protection products is presently dominated by large and well-financed companies which have substantially greater resources than the Company. The Company believes that certain of such competitors have increased their marketing efforts in response to the anticipated launch of INSTEAD-TM-. Management believes INSTEAD-TM- has significant distinct benefits when compared to other feminine protection products currently available and that, upon introducing INSTEAD-TM-, the Company believes it will be the sole provider of this type of feminine protection. In addition, the market for contraceptives and other medical products is presently dominated by large and well-financed companies which have substantially greater resources than the Company, and the ability of the Company to compete in this area is dependent to a large extent on its ability to successfully develop products, have such products cleared for market, and the ability to manufacture any such products on a cost-efficient basis.

RAW MATERIALS

    INSTEAD-TM- is manufactured from a thermoplastic elastomer which is available from a wide variety of domestic and international sources and is currently supplied by Shell Chemical Company. Management believes the production of thermoplastic elastomers to the tolerances required for manufacturing INSTEAD-TM- to be a key technology developed by the Company. Management has identified several sources of supply of raw materials.

EMPLOYEES

    As of August 31, 1996, the Company had 42 full-time employees. The Company believes its relations with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement or represented by a collective bargaining unit.

ITEM 2. PROPERTIES.

    The Company currently leases office space at 500 Fifth Avenue, Suite 3620, New York, New York 10110 for its principal executive offices for a monthly base rent of $5,610, and additional office space on a month to month basis for approximately $2,000 per month. The lease expires in November 1997. The Company has entered into a ten year lease for office space at 805 Third Avenue, New York, New York for its principal office which provides for monthly base rent of approximately $31,500 for the first two years, which increases to a maximum of approximately $36,000 per month by the end of the term. Since May 1996, the Company has entered into leases on a minimum twelve month basis for modular office space in Missoula, Montana, with rental payments of $1,230 per month and $1,350 per month, respectively. The Company has also entered into three year leases beginning in April 1996 and February 1996 for its administrative office and manufacturing facility in Missoula, Montana at a monthly rent of $2,345 and $6,500, respectively.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock was initially offered to the public on February 22, 1996 at a price of $10.00 per share and is quoted on the Nasdaq National Market. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated as reported on the Nasdaq National Market.

                                                                                   HIGH        LOW
                                                                                 ---------  ---------

Fiscal year 1996:
    Third quarter (since February 22nd)........................................         16     11 1/8
    Fourth quarter.............................................................         36     11 3/4
Fiscal year 1997:
    First quarter (through September 25th).....................................     25 3/4         14

    On September 25, 1996, the last sale price of the Common Stock was $21.75 as reported on the Nasdaq National Market. At August 31, 1996, there were 183 stockholders of record of the Common Stock.

    The Company has not paid any dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data for the five years ended June 30, 1996 are derived from the audited financial statements of the Company. The financial statements as of June 30, 1996 and for the three years then ended have been audited by Deloitte & Touche LLP, independent auditors. The selected financial data below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 YEAR ENDED JUNE 30,
                                                           ---------------------------------------------------------------
                                                              1992         1993         1994         1995         1996
                                                           -----------  -----------  -----------  -----------  -----------
Total Revenue............................................      --           --           --           --           --
General and Administrative Expense.......................  $ 2,141,249  $ 1,139,339  $ 1,387,784  $ 1,568,442  $ 7,501,538
Research & Development Expense...........................    1,668,752      830,761      452,552      181,475    1,403,557
Interest Expense.........................................        4,422       71,117      336,732      464,615      665,381
Interest Income..........................................      --           --           --           --          (489,379)
Depreciation and Amortization............................       17,113       50,686      126,872      166,533      738,883
                                                           -----------  -----------  -----------  -----------  -----------
Net Income (Loss)........................................  $(3,831,536) $(2,091,903) $(2,303,940) $(2,381,065) $(9,819,980)
                                                           -----------  -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------  -----------
Net Income (Loss) Per Share..............................  $     (1.61) $     (0.79) $     (0.87) $     (0.87) $     (2.74)
                                                           -----------  -----------  -----------  -----------  -----------
                                                           -----------  -----------  -----------  -----------  -----------
Weighted Average of Common Shares and Equivalents (1)....    2,386,847    2,640,387    2,658,214    2,698,152    3,529,494


                                                                                 YEAR ENDED JUNE 30,
                                                           ---------------------------------------------------------------
                                                              1992         1993         1994         1995         1996
                                                           -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
  Working Capital (2)....................................  $  (901,394) $(2,386,815) $(2,438,701) $(2,662,142) $17,962,533
  Total Assets...........................................      489,340      670,147      603,424      766,959   29,407,936
  Long-term Debt.........................................      350,000      787,358    2,880,075    4,032,493      700,000
  Stockholders' (Deficiency) Equity......................     (960,666)  (2,573,795)  (4,733,714)  (6,011,780)  21,283,944

- ------------------------

(1) The weighted average number of common shares outstanding during the first half of fiscal year 1996, and during fiscal years 1995, 1994, 1993 and 1992 includes incremental shares for the Common Stock, warrants and other potentially dilutive securities issued and options granted to purchase Common Stock which were issued within one year prior to the effective date of the IPO (the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. The effect of the assumed exercise of stock options which were issued one year prior to the effective date of the IPO and the effect of the assumed conversion of the convertible preferred stock are not included because their effect is antidilutive.

(2) Includes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company's activities during the year ended June 30, 1996 were focused on the launch of INSTEAD-TM-, currently scheduled to commence in the Fall of 1996. The lead market for the initial rollout is in the Pacific Northwest, a region which the Company estimates represents approximately 8% of U.S. households, and includes the major markets of San Francisco, Seattle and Portland. In May, the Company finalized the lead market distribution network by contracting with Morgan & Sampson Pacific, a retail broker with expertise in the Health and Beauty Aid business as well as the feminine protection market segment.

    Manufacturing activities to support the launch of INSTEAD-TM- progressed during the second half of fiscal year 1996. Manufacturing space was leased and remodeling began. The Company placed equipment orders to complete the first manufacturing line. The special thermoforming equipment required to manufacture INSTEAD-TM- completed high volume testing and in June 1996 commenced manufacturing INSTEAD-TM- for the Fall 1996 launch.

    In addition to INSTEAD-TM- launch activities, research and development activities on new products continued in the fourth quarter of fiscal year 1996. The BufferGel Technology developed by the Company's research and development partner, ReProtect, was selected by HIVNET for funding of clinical trials to test its use for the prevention of AIDS and other STDs. The Phase I clinical trials are currently scheduled to begin in the Fall of 1996.

    The following table sets forth, for the periods indicated, the percentage increases or decreases of certain items included in the Company's statement of operations.

                                                                   INCREASE (DECREASE) FROM PRIOR
                                                                               PERIOD
                                                                  --------------------------------
                                                                   JUNE 30, 1995    JUNE 30, 1996
                                                                   COMPARED WITH    COMPARED WITH
                                                                   JUNE 30, 1994    JUNE 30, 1995
                                                                  ---------------  ---------------
General and Administrative Expense..............................          13.0%           378.3%
Research and Development Expense................................         (59.9)           673.4
Interest Expense................................................          38.0             43.2
Depreciation and Amortization...................................          31.3            343.7

Net Loss........................................................           3.3            312.4

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 378.3% to $7,501,538 during the year ended June 30, 1996 from $1,568,442 for the year ended June 30, 1995. The increase was primarily due to expenses related to the launch of INSTEAD-TM-, including market research, development of trade promotion plans and package design, as well as non-cash charges resulting from the issuance of options to purchase Common Stock to officers and a director of the Company.

    Plans for the lead market geography were developed and the Company has retained Morgan & Sampson Pacific to gain widespread distribution and merchandising support of INSTEAD-TM- to retailers in the lead market. Staffing additions to facilitate product launch and operations included a Vice President of Operations at the Montana facility, Senior Marketing Product Manager and a Corporate Controller.

    General and administrative expense increased 13.0% to $1,568,442 in 1995 from $1,387,784 in 1994. The increase for the year ended June 30, 1995 compared to June 30, 1994 was primarily due to increases in salaries and signing bonuses attributable to newly hired officers of the Company, who are principally engaged in the development of the Company's business plan and equity financing activities, marketing expenses related to INSTEAD-TM-, and related travel expenses offset in part by reduced legal expenses.

RESEARCH AND DEVELOPMENT

    Research and development expense increased 673.4% to $1,403,557 during the year ended June 30, 1996 from $181,475 for the year ended June 30, 1995. The increase was primarily attributable to research expenses paid to ReProtect under the terms of the Company's research and development agreement, research and testing expenses related to INSTEAD-TM-, increased travel expenses and raw material costs in connection with production startup expenses, as well as legal expenses.

    Production startup expenses included procurement of a manufacturing facility as well as completion of line testing. A lease was entered into for manufacturing and office space. Remodeling began on the manufacturing space principally to create the controlled environment module that secures the manufacturing equipment. Equipment orders were placed for INSTEAD-TM-'s first manufacturing line. The first piece of special equipment to manufacture the product, which is called the thermoforming line, completed testing at Remmele Engineering, Inc. in St. Paul, Minnesota and has been installed at Ultrafem's Montana facility and is producing product for the Fall 1996 launch of INSTEAD-TM-. In June 1996 the Company commenced manufacturing quantities of INSTEAD-TM- for the commercial market, and estimates that it has produced an aggregate of approximately 2.2 million units of INSTEAD-TM- through August 14, 1996.

    The BufferGel Technology developed by the Company's research and development partner, ReProtect, has been selected by HIVNET for funding of clinical trials to test its use as a vaginal microbicide for the prevention of AIDS and other STDs. Furthermore, the FDA has permitted the BufferGel Technology to enter Phase I clinical trials, which are currently scheduled to begin in the Fall of 1996. The BufferGel Technology is the first non-detergent AIDS prevention technology to be selected by HIVNET to proceed to clinical trials. See "Business -- Other Potential Applications of the SoftCup Technology."

    Research and development expense decreased 59.9% to $181,475 in 1995 from $452,552 in 1994. The decrease for the year ended June 30, 1995 compared to June 30, 1994 was primarily attributable to reduced expenditures incurred by the Company with independent contract research groups and lower manufacturing facility costs associated with the Company's decision to move to smaller manufacturing facilities.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization was $738,883 for the year ended June 30, 1996 and $166,533 for the year ended June 30, 1995. The 343.7% increase for the year ended June 30, 1996 compared to the year ended June 30, 1995 was attributable to increases in the amortization of deferred debt issuance costs.

    Depreciation and amortization was $166,533 in 1995 and $126,872 in 1994. The 31.3% increase in 1995 compared to 1994 was primarily attributable to increases in the amortization of deferred offering costs.

INTEREST EXPENSE

    Interest expense was $665,381 for the year ended June 30, 1996 and $464,615 for the year ended June 30, 1995. The 43.2% increase for the year ended June 30, 1996 compared to the year ended June 30, 1995 was attributable to the increase in debt incurred by the Company in the year ended June 30, 1996. At June 30, 1996 the Company repaid approximately $4.9 million of debt. See " -- Liquidity and Capital Resources."

    Interest expense was $464,615 in 1995 and $336,732 in 1994. The 38.0%
increase in 1995 compared to 1994 was attributable to increases in debt incurred by the Company in each of the respective comparable periods.

INTEREST INCOME

    Interest income was $489,379 for the year ended June 30, 1996 compared to $-0- for the year ended June 30, 1995. The increase for the year ended June 30, 1996 compared to the year ended June 30, 1995 was attributable to the money received by the Company in February 1996 from its IPO which was invested in cash equivalents during the period ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, research and development activities, engineering and design of fully automated manufacturing systems, clinical testing, meeting domestic and international regulatory requirements, applications for domestic and international patent protection, applications for domestic trademark protection and market research. Since its inception, the Company has funded these needs through private placements of its equity and debt securities. The Company has received net proceeds in excess of approximately $12,300,000 through private sales of these securities from inception through June 30, 1996.

    In February 1996, the Company received proceeds of $34,085,611, net of related expenses of $5,014,389, in connection with the sale of 3,910,000 shares of Common Stock in the IPO. As of June 30, 1996, the Company's cash position increased by $24.4 million, principally reflecting the net proceeds from the IPO and $6.1 million in net proceeds from the sale of convertible and nonconvertible promissory notes and exercise of stock options and warrants. This increase was offset by repayment of debt and payment of debt issuance costs of $5.6 million, $7.6 million used in operating activities and $2.6 million used for construction in progress in the manufacturing plant and purchase of property and equipment.

    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-TM-, the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, regulatory and marketing aspects of its products and the extent to which strategic alliances with multi-national pharmaceutical or consumer product companies are formed. At June 30, 1996 the Company had capital commitments in the amount of approximately $5,374,005, of which $4,377,957 was unpaid, for the purchase of manufacturing equipment and improvements to the manufacturing facility to support startup production and leasehold improvements to the new New York office space. In addition, in February 1996 the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development.

    The Company's stockholders' equity increased by $27.3 million from June 30, 1995 to June 30, 1996 reflecting the net proceeds from the IPO of $34.1 million, proceeds from the exercise of stock options and warrants of $1.9 million, conversion of accounts payable to warrants, issuance of below market value stock options and warrants in connection with professional services and licensing agreements and conversion of convertible debt to common stock of $1.1 million, offset by the Company's net loss for the year ended June 30, 1996 of $9.8 million.

    On September 13, 1996, the Company filed a registration statement with respect to an offering of up to 3,000,000 shares of Common Stock (3,450,000 shares if the underwriters' over-allotment option is exercised in full). The registration statement relating to the 3,000,000 shares of Common Stock has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. The Company has not determined the effect, if any, that adoption of SFAS No. 123 will have on its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial Statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information with respect to the directors and executive officers of the Company. The executive officers of the Company are elected for a term of one year or until their successors are duly elected and qualify; however, certain of the executive officers have employment agreements which provide for longer terms of office. See "-- Employment Agreements and Certain Agreements with Management."

NAME                                                          AGE                           POSITION
- ------------------------------------------------------------  --- ------------------------------------------------------------

John W. Andersen............................................  59  President; Chief Executive Officer; Director and Chairman of
                                                                  the Board of Directors

Audrey Contente.............................................  53  Executive Vice President and Founder; Director

Dori M. Reap................................................  45  Senior Vice President of Finance and Administration; Chief
                                                                  Financial Officer and Secretary

Tonya G. Hinch..............................................  33  Senior Vice President, Marketing and Sales

Gary Nordmann...............................................  54  Vice President, Operations

Wendell Guthrie.............................................  46  Director of Manufacturing

Richard A. Cone.............................................  60  Director

Joy Vida Jones..............................................  46  Director

Martin Nussbaum.............................................  49  Director

Charles D. Peebler, Jr......................................  60  Director

Barrie Zesiger..............................................  51  Director

EXECUTIVE OFFICERS AND KEY PERSONNEL

    JOHN W. ANDERSEN has been the Chairman of the Board, Chief Executive Officer and President of the Company since July 1994. He has an extensive background in consumer product management, including food, beverage and personal products. He has been the Chief Executive Officer of five consumer companies over the past 20 years and has substantial experience in Japan and western Europe. From June 1993 until July 1994, Mr. Andersen was self-employed. For the period of 1990 to 1993, Mr. Andersen was President and Chief Executive Officer of Johanna Dairies, a subsidiary of John Labatt Limited with annual sales of approximately $1 billion. From 1983 to 1989, he was President, Chief Executive Officer and Director of Whitbread North America, Inc., a beverage subsidiary of Whitbread PLC with annual sales of approximately $450 million. Prior to 1983, Mr. Andersen served as Executive Vice President of Marriott Corporation, President and Chief Executive Officer of Sonoma Vineyards, and Vice President of Norton Simon, Inc.

    AUDREY CONTENTE is the Executive Vice President and a Director of the Company, as well as the Founder of the Company and inventor of the SoftCup Technology. Ms. Contente is responsible for manufacturing and product development. Ms. Contente has served as a Director of the Company since its formation in March 1990; as an Executive Vice President since July 1996; as a Senior Vice President from

July 1993 to June 1996; and as Senior Vice President of Manufacturing and Product Development from November 1995 to June 1996. Ms. Contente also served as Chairman of the Board of the Company from March 1990 to July 1993, and Chief Executive Officer of the Company from May 1992 to July 1993. She has experience in marketing and sales, business development and biomedical instrumentation. As a result of years of research in feminine hygiene technology which led to the ultimate design of the SoftCup Technology, Ms. Contente applied for a United States patent and subsequently founded the Company. She began her career in sales in 1976 with J.T. Baker Chemical Co. where she was responsible for selling biomedical instrumentation and supplies. From 1980 to 1990 she was the principal of Audrey Contente & Associates, a management consulting firm specializing in strategic planning and market development projects. During this 10-year period, she devoted substantial and continuous effort in researching, designing and developing the SoftCup Technology and INSTEAD-TM-.

    DORI M. REAP has been the Senior Vice President of Finance and Administration and Chief Financial Officer of the Company since August 1, 1995. She became Secretary of the Corporation in June 1996. She has been in senior financial positions over the past 18 years in major consumer products companies and has significant experience in finance, business planning and analysis, restructuring and information systems. Ms. Reap was Chief Financial Officer of The Franklin Mint in 1994. For the period of 1990 to 1993, Ms. Reap was Vice President and Chief Financial Officer of Johanna Dairies, a subsidiary of John Labatt Limited, with annual sales of approximately $1 billion. From 1978 to 1989, Ms. Reap worked for Frito Lay, Inc., a subsidiary of PepsiCo, Inc., in successively senior positions and as Finance Director from 1985 to 1989.

    TONYA G. HINCH joined the Company in November 1995 as the Senior Vice President, Marketing and Sales of the Company. She has ten years of experience marketing women's personal care and broad-based consumer products. Ms. Hinch worked at Neutrogena from 1991 to 1995, last serving as General Manager of Neutrogena Haircare. From 1987 to 1991, Ms. Hinch worked at Clairol, specializing in new product development and last serving as Senior Marketing Manager in New Products. From 1985 to 1987, Ms. Hinch was employed at Procter & Gamble, last serving as an Assistant Brand Manager.

    GARY NORDMANN joined the Company full-time in April 1996 as the Vice President, Operations. He also served as a consultant to the Company from May 1994 to March 1996. He has had over 20 years experience in senior management positions in consumer product companies with manufacturing operations. Mr. Nordmann worked at Johanna Dairies, a subsidiary of John Labatt Limited, from 1991 to 1994 as Vice President, Finance and Administration, and at Whitbread North America, Inc., a subsidiary of Whitbread PLC, as Executive Vice President, Finance and Administration from 1983 to 1990. Mr. Nordmann worked for Marriott Corporation, Inc., from 1981 to 1983, Mattel, Inc. from 1977 to 1981, PepsiCo from 1972 to 1977, and S.C. Johnson & Son, Inc. from 1970 to 1972.

    WENDELL GUTHRIE has been the Director of Manufacturing since March 1996 and prior to that served as Vice President of Manufacturing for the Company since July 1991. He has over 20 years of experience in all phases of manufacturing and quality assurance with medical products, from design through manufacturing engineering. From 1968 to 1991 he worked for American Dental Manufacturing Company ("ADM"), an FDA registered manufacturer and distributor of dental instruments and related products, as Quality Assurance Manager and later as Vice President and Chief Operating Officer. During that time he also developed the products for, and served as Vice President and Chief Executive Officer of, two subsidiaries of ADM, Omnitech and DMD, manufacturers and distributors of chemical disinfectants and direct mail professional dental products.

DIRECTORS

    RICHARD A. CONE, a Director of the Company since 1994, has been a Professor of Biophysics and Biology at Johns Hopkins since 1973. Dr. Cone trained in Physics at the Massachusetts Institute of Technology and at the University of Chicago (Ph.D. 1963). In 1979 he jointly received the Cole Award from the Biophysical Society for discovering the fluid-like nature of cell membranes. Since 1979 he has been pursuing research to develop improved methods for protecting against STDs and unwanted pregnancy. He is an expert on the protective properties of mucus secretions and the mechanisms by which antibodies protect mucus epithelia against pathogens. He is Managing Director of ReProtect, a research and development company he co-founded in 1993 with Thomas R. Moench and Kevin J. Whaley to develop products that protect reproductive health.

    JOY VIDA JONES, a Director of the Company since 1992, has practiced law for the last nineteen years, having received a J.D. from New York University School of Law (1976). She was a partner at Rogers & Wells when she left the firm in 1993 after 10 years of practice there. She has served since 1990 as a Trustee of the Calvert Social Investment Fund, which made an investment in the Company. Since June 1993, Ms. Jones has acted as a personal manager to musicians. She is a Trustee of her alma mater, Sarah Lawrence College (B.A. 1971), as well as several funds and societies.

    MARTIN NUSSBAUM, a Director of the Company since 1996, has been a partner of the law firm of Shereff, Friedman, Hoffman & Goodman, LLP since 1976. The Company has retained Shereff, Friedman, Hoffman & Goodman, LLP in the past and during the fiscal year. See "Certain Relationships and Related Party Transactions."

    CHARLES D. PEEBLER, JR., a Director of the Company since 1995, is President and Chief Executive Officer, as well as director, of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("BJK&E"), the 14th largest marketing communications company in the world. He also serves as Chief Executive Officer of Bozell Worldwide, Inc., BJK&E's major advertising agency division. Mr. Peebler joined Bozell Worldwide, Inc. in 1958 and became President in 1965. The Company has retained Bozell Worldwide and certain of its affiliates in the past and during the current fiscal year. See "Certain Relationships and Related Party Transactions." Mr. Peebler, in addition to serving on the boards of a number of non-profit organizations, is a member of the Board of Directors of American Radio Systems.

    BARRIE ZESIGER, a Director of the Company since 1993, is a Managing Director in charge of operations for Zesiger Capital Group LLC, a New York City money management firm. She worked as a security analyst for the Madison Fund from 1968 to 1970 and in the private practice of law from 1974 to 1984, having received her J.D. degree from the Stanford University Law School. Having formerly served on a number of non-profit cultural boards, she currently serves as the Vice Chair of the Asphalt Green, Inc., an innovative non-profit sports and fitness center in New York City with programs that promote self-improvement, personal achievement, and lifetime health. Ms. Zesiger is also a private investor in the Company.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the fiscal years ended June 30, 1996 and 1995 to the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company whose annual compensation exceeds $100,000. See also "-- Employment Agreements and Certain Agreements with Management."

                           SUMMARY COMPENSATION TABLE

                                                                            ANNUAL COMPENSATION
                                                         ----------------------------------------------------------
                                                                                                     LONG TERM
                                                                                                COMPENSATION AWARDS
                                                                                                -------------------
                                                                                                    SECURITIES
                                                                                 OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION                                SALARY      BONUS     COMPENSATION       OPTIONS (#)
- --------------------------------------------             ----------  ----------  -------------  -------------------

John W. Andersen............................  1996       $  250,000  $  195,000(1)   $  56,627(2)         --
  President and Chief                         1995       $   20,833      --           --               574,862
  Executive Officer,
  Chairman of the Board
Audrey Contente.............................  1996       $  570,164(3)     --         --                --
  Executive Vice                              1995       $   74,286      --           --                --
  President, Founder and Director
Dori M. Reap................................  1996       $  150,000  $   75,000    $  25,401(4)        150,000
  Senior Vice President, Finance              1995           --          --           --
  and Administration, Chief
  Financial Officer and Secretary
Tonya G. Hinch..............................  1996       $   97,917  $   30,000    $  28,997(5)        100,000
  Senior Vice President,                      1995           --          --           --
  Marketing and Sales
Gary Nordmann...............................  1996       $   32,308      --        $  37,775(6)         30,000
  Vice President, Operations                  1995           --          --        $  33,897(6)         --

- ------------------------

(1) Mr. Andersen became entitled to a signing bonus of $195,000 upon the execution of his employment agreement in July 1994. A portion of the signing bonus was paid out of the proceeds of the IPO. See "Management -- Employment Agreements and Certain Agreements with Management."

(2) Includes payment of $24,818 premium on a universal life insurance policy.

(3) Includes Ms. Contente's base salary for fiscal year 1996 of $175,000 and $395,164 of accrued salary for fiscal years 1992, 1993 and 1994, a portion of which was paid out of the proceeds of the IPO.

(4) Includes relocation allowance of $20,580.

(5) Includes relocation allowance of $28,791.

(6) Consists of consulting fees paid to Mr. Nordmann, who served as a consultant to the Company prior to becoming the Vice President, Operations in March 1996.

STOCK OPTION PLAN

    In October 1990, the Board of Directors approved a stock option plan (the "1990 Stock Option Plan"), which was subsequently approved by the stockholders of the Company. The 1990 Stock Option

Plan authorized the grant of options for up to 250,000 shares of Common Stock to employees, officers, directors, consultants and advisors. In May 1993, the Board of Directors approved the number of shares authorized to be granted under the 1990 Stock Option Plan to increase to 900,000 which was subsequently approved by the stockholders of the Company. The 1990 Stock Option Plan is designed to provide an incentive to the officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire a proprietary interest in the Company or to increase their proprietary interest in the Company.

    The Compensation Committee of the Board of Directors administers the 1990 Stock Option Plan. The Compensation Committee has the full power and authority, subject to the provisions of the 1990 Stock Option Plan, to designate participants, grant options and determine the terms of all options. The Compensation Committee has the right to make adjustments with respect to options granted under the 1990 Stock Option Plan in order to prevent dilution of the rights of any holder. Members of the Compensation Committee are not eligible to receive options under the 1990 Stock Plan.

    The terms of specific options are determined by the Compensation Committee. Options granted may be non-qualified or incentive stock options. The exercise price per share for a non-qualified option is subject to the determination of the Compensation Committee. Incentive stock options may not be granted at less than 100% of the fair market value at the date of grant. Each option will be exercisable after the period or periods specified in the option agreement.

    The 1990 Stock Option Plan meets the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which exempts the acquisition of certain options under the 1990 Stock Option Plan from the operation of Section 16(b) under the Exchange Act.

    Upon the exercise of an option, the option holder shall pay to the Company the exercise price plus the amount of the required Federal and state withholding taxes, if any. Options may be exercised and the withholding obligation may be paid for with cash or shares of Common Stock. Shares surrendered on exercise will be valued at the market price for the Common Stock, generally based on average closing prices of the Common Stock over a 30-day period prior to exercise, less the option exercise price. The period after termination of employment during which an option may be exercised is as determined by the Compensation Committee.

OPTIONS GRANTED IN LAST FISCAL YEAR

    The following table sets forth each grant of stock options made during the year ended June 30, 1996 to each of the executives named in the Summary Compensation Table above who received options during such year:

                                                                                                POTENTIAL REALIZABLE
                                                                                                      VALUE AT
                                                                                                ASSUMED ANNUAL RATES
                                          PERCENTAGE OF                                            OF STOCK PRICE
                                          TOTAL OPTIONS                                             APPRECIATION
                                           GRANTED TO     EXERCISE OR                             FOR OPTION TERM
                                OPTIONS   EMPLOYEES IN    BASE PRICE                          ------------------------
NAME                            GRANTED    FISCAL YEAR     ($/SHARE)      EXPIRATION DATE         5%          10%
- -----------------------------  ---------  -------------  -------------  --------------------  ----------  ------------

Dori M. Reap.................     50,000        17.5%           6.00       August 1, 2005     $  188,500  $    478,000
                                 100,000        35.1%           8.00       August 1, 2005     $  503,000  $  1,275,000
Tonya G. Hinch...............    100,000        35.1%           8.00      November 6, 2005    $  503,000  $  1,275,000
Gary Nordmann................     30,000        10.5%          10.50       March 8, 2006      $  198,000  $    502,500

    During September 1995, each member of the Scientific Advisory Board (the "SAB") (other than as described below) was granted an option under the 1990 Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price of $8.00 per share. Each option is exercisable immediately with respect to 2,000 shares, with the balance of the option becoming exercisable in equal increments on the first, second and third anniversary of the date of issuance (provided the holder is still serving on the SAB). The holder of such an option may exercise the option with respect to the vested portion, in accordance with its terms, for a period of one year after ceasing to be a member of the SAB for any reason. One member of the SAB declined to accept the stock options which are granted to SAB members from time to time due to the guidelines of the university with which she is affiliated.

1995 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

    The 1995 Stock Option Plan for Non-Employee Directors (the "1995 Stock Option Plan"), which was approved by the Company's stockholders, provides that upon becoming a director (and persons who were non-employee directors on the date of adoption of the 1995 Stock Option Plan, upon the adoption date) receive a one-time grant of a ten-year option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date immediately preceding the date of grant. Of the aggregate number of shares issuable under such option, 5,000 shares vest immediately and the remaining 10,000 shares vest in equal installments of 2,500 shares on each of the first four anniversaries of the date of grant, provided that the holder is then still serving as a director of the Company. The holder of such an option may exercise the option with respect to the vested portion of the option, in accordance with its terms, for a period of one year after ceasing to be a member of the Board of Directors due to death or permanent disability. There are an aggregate of 250,000 shares reserved for issuance under the 1995 Stock Option Plan.

EMPLOYMENT AGREEMENTS AND CERTAIN AGREEMENTS WITH MANAGEMENT

    Mr. Andersen is the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Andersen entered into a five year employment agreement with the Company, dated July 29, 1994, which, as amended, provides for a base salary of $250,000 per annum. The base salary increases to $350,000 upon the earlier to occur of (i) the formation of a strategic alliance or (ii) the introduction of INSTEAD-TM- to at least five percent of the United States or European market. His base salary will increase to $500,000 when the later of such conditions is achieved. Mr. Andersen will receive royalties of $.005 for each unit of INSTEAD-TM- sold and $.01 for each unit of product based on the SoftCup Technology sold for medical purposes. Upon the execution of his employment agreement, Mr. Andersen received an option exercisable to purchase 10% of the number of shares of Common Stock outstanding on a fully-diluted basis (as defined) immediately before the IPO at an aggregate exercise price of $2.5 million. Such option is exercisable with respect to 20% of the shares subject thereto upon the date of grant (subject to forfeiture in limited cases) and the balance of the option vesting in equal installments upon the Company's attainment of each of the following goals: (w) raising development financing of approximately $5-$10 million, (x) closing of an initial public offering, (y) distributing the INSTEAD-TM- to the public in one half or more of the United States or Europe and (z) achieving annual revenues of $100 million; provided, however, that in any event the full amount shall vest upon the following: termination of the agreement by the Company for reasons other than for cause; change of control; termination by Mr. Andersen for good reason; or six months prior to the expiration of the agreement. Upon the execution of the agreement Mr. Andersen became entitled to a signing bonus of $195,000, a portion of which was paid out of the proceeds of the IPO.

    Ms. Contente is the Executive Vice President and Founder of the Company, as well as a Director of the Company. Ms. Contente entered into a five year employment agreement with the Company, dated July 1, 1996, which provides for a base salary of $230,000 per annum. This base salary increases to $300,000 upon the earlier to occur of (i) the formation of a strategic alliance or (ii) the introduction of INSTEAD-TM- to at least five percent of the United States or European market. Her base salary will increase to $350,000 when the later of such conditions is achieved. Ms. Contente will receive royalties of $.005 for each unit of product based on the SoftCup Technology sold. Under the employment agreement, Ms. Contente is entitled to medical, life and disability insurance coverage. In mid-1990, as part of the organization of the Company, Ms. Contente received 526,250 shares of Common Stock in exchange for assigning to the

Company all pending patent applications, trademarks, copyrights, technology and similar rights associated with products relating to or evolving from the patent application filed by Ms. Contente and relating to the SoftCup Technology. In mid-1992, Ms. Contente received options to purchase 75,000 shares of Common Stock, which vests over a five-year period at an exercise price of $8.00 per share; such option will vest immediately upon a change of control of the Company (as defined therein). Upon the execution of the agreement Ms. Contente became entitled to a signing bonus of $75,000. In connection with the execution of her employment agreement, Ms. Contente entered into a Name, Likeness, and Voice Release and Agreement (the "Release"). The Release provides that Ms. Contente will serve as a spokesperson for INSTEAD-TM- in both television and print/media campaigns for which Ms. Contente will receive $12,500 for the television campaign, $12,500 for the print/media campaign. Ms. Contente is entitled to receive an additional $12,500 for the television campaign and $12,500 for the print/media campaign if such campaign is actively used by the Company to support the rollout of INSTEAD-TM- into certain additional geographic areas. If the Company decides to produce a new television campaign or print/media campaign then Ms. Contente will receive an additional $25,000. After the employment agreement is terminated, Ms. Contente will no longer be required to provide further services under the Release; however, the Company will have the ability to use her name and likeness in the campaigns for up to a year after termination, and in connection with INSTEAD-TM- in perpetuity.

    Ms. Reap is Senior Vice President of Finance and Administration and Chief Financial Officer of the Company. Ms. Reap entered into a five year employment agreement dated August 1, 1995, which provides for a base salary of $150,000 per annum. This base salary increases to $175,000 upon the earlier to occur of (i) the formation of a strategic alliance or (ii) the introduction of INSTEAD-TM- to at least five percent of the United States or European market. Her base salary will increase to $200,000 when the later of such conditions is achieved. Ms. Reap received options to purchase 150,000 shares of the Common Stock (100,000 at an exercise price of $8.00 per share and 50,000 at an exercise price of $6.00 per share), exercisable upon the occurrence of certain events. Such options will vest regardless of the achievement of such milestones no later than six months prior to the expiration of the term of her employment agreement. In addition, such options will vest immediately upon a change of control of the Company (as defined therein). Upon the execution of her agreement Ms. Reap was entitled to a signing bonus of $75,000, a portion of which was paid out of the proceeds of the IPO.

    Ms. Hinch is Senior Vice President, Marketing and Sales of the Company. Ms. Hinch entered into a five year employment agreement dated November 6, 1995, which provides for a base salary of $150,000 per annum. This base salary increases to $175,000 upon the earlier to occur of (i) the formation of a strategic alliance or (ii) the introduction of INSTEAD-TM- to at least five percent of the United States or European market. Her base salary will increase to $200,000 when the later of such conditions is achieved. Ms. Hinch received an option to purchase 100,000 shares of the Common Stock at an exercise price of $8.00 per share, exercisable upon the occurrence of certain events. Such option will vest regardless of the achievement of such milestones no later than six months prior to the expiration of the term of her employment agreement. In addition, such option will vest immediately upon a change of control of the Company (as defined therein). Upon the execution of her agreement Ms. Hinch was entitled to a signing bonus of $30,000, a portion of which was paid out of the proceeds of the IPO.

    Mr. Nordmann is Vice President, Operations of the Company. Mr. Nordmann entered into a three year employment agreement dated April 1, 1996, which provides for a base salary of $140,000 per annum. Mr. Nordmann received an option to purchase 30,000 shares of the Common Stock at an exercise price of $10.50 per share, exercisable upon the occurrence of certain events. Such option will vest regardless of the achievement of such milestones no later than six months prior to the expiration of the term of his employment agreement. In addition, such option may vest immediately at the discretion of the Board of Directors upon a change of control of the Company (as defined therein).

    Each of the employment agreements listed above (i) contains certain non-competition provisions, (ii) provides that the executive may participate in incentive bonus plans once the Company has begun selling its products to the general public, and (iii) with respect to Ms. Reap, Ms. Hinch and Mr. Nordmann, provides for the reimbursement of certain relocation expenses. The employment agreement for each of Mr. Andersen, Ms. Contente, Ms. Reap, Ms. Hinch and Mr. Nordmann provides that if the agreement is terminated by the Company (which in the case of Mr. Andersen would include a failure on its part to renew the agreement at the end of its term) without "Due Cause" (as defined) or by the executive (other than Mr. Nordmann) for Good Reason (as defined) or during the first year following a Change of Control (as defined), the agreement provides for severance payments equal to the annual salary in effect at the time of termination payable monthly for a period of twenty-four months with respect to Mr. Andersen and Ms. Contente, twelve months with respect to Ms. Reap and Ms. Hinch, and six months with respect to Mr. Nordmann, or in a lump sum, and in certain cases, fringe and other benefits. Ms. Contente's employment agreement also provides for severance payments equal to the base salary in effect at the time of termination for a six month period upon the non-renewal of her employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of August 31, 1996 (except as otherwise noted) with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named officer of the Company listed in the Summary Compensation Table above, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each person in the following chart is deemed to be the beneficial owner of any shares of Common Stock that can be acquired by such person within 60 days from August 31, 1996 upon the conversion of convertible securities or the exercise of warrants or options.

                        COMMON STOCK BENEFICIALLY OWNED

                                                                                            BENEFICIAL OWNERSHIP
                                                                                              PRIOR TO OFFERING
                                                                                         ---------------------------
NAME                                                                                       NUMBER        PERCENT
- ---------------------------------------------------------------------------------------  ----------  ---------------

Audrey Contente (2)(3)(4)..............................................................     591,250           9.9%
Barrie Zesiger (3)(5)..................................................................     994,414          14.8%
Richard A. Cone (3)(6).................................................................      20,000             *
Joy V. Jones (3)(7)....................................................................       7,500             *
Martin Nussbaum (3)(8).................................................................      10,925             *
Charles D. Peebler, Jr. (3)............................................................      14,750             *
John Andersen (2)(3)(9)................................................................     347,167           5.6%
Albert L. Zesiger (10).................................................................     994,414          14.8%
Mellon Bank Corporation (11)...........................................................     840,000          14.3%
Directors and executive officers as a group
 (consists of 10 persons) (5)..........................................................   2,132,756          29.2%

- ------------------------

*   Less than 1%

(1) Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of August 31, 1996 have been exercised.

(2) Officer.

(3) Director.

(4) Ms. Contente has granted an option to each of Jeffrey Simon and Frank Cole to purchase 106,250 shares of Common Stock, and an option to Arthur Appleman to purchase 12,500 shares of Common Stock, each such option at an exercise price of $2.00 per share ("Optioned Shares") and with an expiration date of December 1, 1998. The Optioned Shares are subject to a voting trust, to be voted by a majority of Ms. Contente, Ms. Zesiger and Mr. Andersen, as voting trustees. The voting trust will terminate on the earliest of (i) the transfer of the Optioned Shares to Messrs. Cole, Simon and Appleman, (ii) August 22, 1997, or (iii) upon the breach of certain representations contained in the agreement.

(5) Includes 933,643 shares of Common Stock beneficially owned by Albert L. Zesiger, Ms. Zesiger's husband, as to which Ms. Zesiger disclaims beneficial ownership. See also footnote 10. In January of 1995, Ms. Zesiger acquired 2,250 shares of Common Stock by converting a short-term loan. Does not include the Optioned Shares which are subject to a voting trust of which Ms. Zesiger is a voting trustee. See footnote 4.

(6) Does not include 400,000 shares of Common Stock issuable upon exercise of options granted to ReProtect in the ReProtect Agreement.

(7) Includes options to purchase 7,500 shares of Common Stock which are exercisable within 60 days of August 31, 1996; however, exercise of Ms. Jones' options is subject to certain restrictions. Does not include 150,000 shares of Common Stock beneficially owned by the Calvert Social Investment Fund, of which Ms. Jones is a trustee. Ms. Jones disclaims beneficial ownership of such shares of Common Stock, except to the extent of her beneficial ownership in the Calvert Social Investment Fund.

(8) Includes option to purchase 5,000 shares of Common Stock and warrants to purchase 3,940 shares of Common Stock which are exercisable within 60 days of August 31 1996. See "Certain Relationships and Related Party Transactions."

(9) Includes options to purchase 344,917 shares of Common Stock and warrants to purchase 375 shares of Common Stock which are exercisable within 60 days of August 31, 1996 and 1,875 shares of Common Stock. Does not include additional options to purchase 229,945 shares of Common Stock upon the attainment of certain milestones. Does not include the Optioned Shares which are subject to a voting trust of which Mr. Andersen is a voting trustee. See footnote 4.

(10) Includes 60,771 shares of Common Stock beneficially owned by Barrie Zesiger, Mr. Zesiger's wife, as to which shares Mr. Zesiger disclaims beneficial ownership. As long as Ms. Zesiger is a member of the Board of Directors, Mr. Zesiger has agreed not to vote 95,833 shares of Common Stock over which he otherwise has a power of attorney and as to which he disclaims beneficial ownership. Includes convertible securities currently exercisable into 363,000 shares of Common Stock held in managed accounts for which Mr. Zesiger has dispositive power as a Managing Director for Zesiger Capital Group LLC, an investment advisor.

(11) The Mellon Bank Corporation, located at One Mellon Bank Center, Pittsburgh, Pennsylvania 15258 owns such shares of Common Stock through its subsidiaries, Mellon Bank, N.A. and The Dreyfus Corporation. Information based on Schedule 13G filed by the Mellon Corporation and its subsidiaries with the Securities and Exchange Commission on September 11, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    Effective October 1, 1990, the Company entered into a Termination Benefits Agreement (the "Termination Benefits Agreement") with Ms. Contente. Both the Termination Benefits Agreement and Ms. Contente's employment agreement provide for payment of various severance and other benefits if Ms. Contente's employment is terminated. Ms. Contente is also entitled to an immediate vesting of stock options for 75,000 shares of Common Stock if her employment is terminated by reason of a change in control of the Company resulting from certain shareholder derivative litigation.

    The Company also entered into various indemnity agreements with Ms. Contente, dated as of October 1, 1990 as amended on April 23, 1992, and indemnity agreements with certain former officers and directors. The indemnity agreements provide Ms. Contente and these former officers and directors with certain indemnities for claims against the Company and Ms. Contente and the former officers and directors, respectively.

    On May 12, 1992, each of Jeffrey Simon and Frank Cole, who were Directors of the Company, loaned $50,000 to the Company. On June 12, 1992, the principal balance of these loans and accrued but unpaid interest were converted into shares of Common Stock at a conversion price of $8.00 per share. Mr. Cole simultaneously purchased an additional 6,250 shares at $8.00 per share. Messrs. Simon and Cole made additional loans to the Company in 1992 and 1993 totaling $226,010 (Mr. Simon -- $85,000 and Mr. Cole -- $141,010). The Company repaid each lender $10,000 in 1993. The $206,010 remaining balance bore interest at 6% per annum and was repaid from the proceeds of a private placement in 1995.

    In 1993, the Company and Ms. Contente and a former officer and director settled a derivative action brought by certain stockholders. The settlement agreement, dated May 19, 1993 ("Settlement Agreement"), imposed certain limitations on the composition and size of the Board of Directors until the 1995 Annual Meeting of Stockholders. As part of the Settlement Agreement, Ms. Contente resigned as Chief Executive Officer and Chairman of the Board and agreed, for a two-year period commencing the date of the Settlement Agreement, not to serve in such capacities or be responsible for overseeing the Company's daily management or operation.

    In December 1993, January 1994 and September 1994, the Company issued promissory notes aggregating $476,679 to certain former officers for accrued but unpaid salaries. The notes are for terms of two to three years and bear interest at 6% and 10% per annum. Certain of these notes in the principal amount of $255,646 were repaid upon completion of the IPO. In January 1995, the Company issued two promissory notes to Audrey Contente, each with a principal amount of $156,771.56 and a maturity date of September 30, 1996. Both notes were repaid upon the consummation of the IPO.

    On April 14, 1994, a majority of the stockholders, acting by written consent in lieu of a meeting, removed certain of the directors (including Mr. Broms), but not Ms. Contente and Barrie Zesiger, from the Board of Directors and appointed six members of the Board to serve until April 14, 1995 or when their successors were elected.

    During 1994, the Company borrowed a total of $135,000 from nine individuals, including four current Directors. The loans require payment of 10% interest per annum until maturity. Each lender was granted (i) the option of receiving, in lieu of the repayment of interest and principal, 1,875 shares of Common Stock at a price of $8.00 per share and (ii) warrants to purchase 375 shares of Common Stock at an exercise price of $10.00 per share for a five-year period expiring on June 30, 1999. As of June 30, 1995, all of the nine individuals had converted their loans into shares of Common Stock.

    Charles D. Peebler, Jr., a member of the Board of Directors of the Company, is the President and Chief Executive Officer, as well as a Director, of BJK&E, a worldwide marketing and communications company. The Company has retained Bozell Worldwide, Inc. ("Bozell"), a wholly-owned subsidiary of BJK&E, to assist in marketing, advertising creative work and media planning for the Company. In March 1996, the Company issued a five year warrant to purchase 50,000 shares of Common Stock to Bozell. The warrant has an exercise price of $10.00 per share and was issued in consideration of certain services provided in connection with the launch of INSTEAD-TM-.

    The Company has retained Bozell Sawyer Miller ("BSM"), a communications management concern and a wholly-owned subsidiary of Bozell, to act as a consultant for the Company's corporate communications and financial public relations work, for which the Company will pay hourly fees and out-of-pocket expenses. KRC Research and Consulting, a division of BSM, has performed consumer research on INSTEAD-TM-. The Company believes that transactions entered into with Bozell and its subsidiaries and divisions are on terms which are at least as favorable as those which the Company could have obtained from an unrelated third party.

    One of the Company's directors is a partner of Shereff, Friedman, Hoffman & Goodman, LLP, a law firm which the Company has retained since fiscal year 1995. The total amount of fees paid to such firm by the Company in fiscal year 1996 was $647,000 and in fiscal year 1995 was $29,888. SFH&G Investors, a partnership comprised of the partners of Shereff, Friedman, Hoffman & Goodman, LLP, holds a warrant to purchase an aggregate of 35,000 shares of Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS

    The following financial statements of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report...............................................................................     F-2

Balance Sheets.............................................................................................     F-3

Statements of Operations...................................................................................     F-4

Statements of Stockholders' (Deficiency) Equity............................................................     F-5

Statements of Cash Flows...................................................................................     F-6

Notes to Financial Statements..............................................................................     F-8

    2. FINANCIAL STATEMENT SCHEDULES

    All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or notes thereto.

    3. EXHIBITS

     3.1   Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form
           S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on October 10, 1995).

     3.2   By-Laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No.
           33-97960) filed with the Securities and Exchange Commission on October 10, 1995).

     3.3   Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

     3.4   Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

     4.1   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

     9.1   Voting Trust Agreement, dated as of August 8, 1994 among Audrey Contente, John Andersen, Barrie Zesiger and Ultrafem, Inc. (incorporated by reference to Exhibit 9.1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on October 10, 1995).

     9.2   Amendment, dated August 8, 1994 to Voting Trust Agreement, dated as of August 8, 1994 among Audrey
           Contente, John Andersen, Barrie Zesiger and Ultrafem, Inc. (incorporated by reference to Exhibit 9.2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on October 10, 1995).

     9.3   Amendment to Voting Trust Agreement, dated as of August 8, 1995 among Audrey Contente, John Andersen and
           Barrie Zesiger.

    10.1   Form of Ultrafem, Inc. Secured Convertible Promissory Note (1995 Unit Private Placement) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.2   Form of Ultrafem, Inc. Secured Non-Convertible Promissory Note (1995 Unit Private Placement) (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.3   Form of Ultrafem, Inc. Class A Warrant to purchase Common Stock (1995 Unit Private Placement)
           (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.4   Form of Ultrafem, Inc. Class B Warrant to purchase Common Stock (1995 Unit Private Placement)
           (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.5   Form of Ultrafem, Inc. Registration Rights Agreement relating to Class A Warrant to purchase Common Stock,
           Class B Warrant to purchase Common Stock, and Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.6   Settlement Agreement and Mutual General Release, dated August 1, 1995, between Ultrafem, Inc. and C.
           Austin Burrell (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on
           Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.7   Letter Agreement, dated August 10, 1995 between Meridian Consulting Group and Ultrafem, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on October 10, 1995).

    10.8   Letter Agreement, dated July 12, 1995, between Ultrafem, Inc. and The Elliot Company (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.9   Agreement of Lease, made as of October 15, 1991, between Broadway Management Co., Inc. and Ultrafem, Inc.
           (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.10  Substitution of Space Agreement, dated June 23, 1992 by and between Broadway Management Co., Inc., as
           Agent for 500 Fifth Avenue Associates, and Ultrafem, Inc. (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and
           Exchange Commission on November 17, 1995).

    10.11  Employment Agreement, dated as of July 1, 1996 by and between Ultrafem, Inc. and Audrey Contente
           (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-11995)
           filed with the Securities and Exchange Commission on September 13, 1996).

    10.12  Name, Likeness, and Voice Release and Agreement, dated as of July 1, 1996 by and between Ultrafem, Inc.
           and Audrey Contente (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1
           (File No. 333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

    10.13  Termination Benefits Agreement, dated as of October 1, 1990 by and between Ultrafem, Inc. and Audrey
           Contente (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 (File No.
           333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

    10.14  Restated Modification Agreement, dated July 29, 1993 by and between Ultrafem, Inc. and Audrey Contente
           (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.15  Amendment to Employment Agreement, dated August 1, 1995, between the Company and Audrey Contente
           (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.16  Employment Agreement, dated July 29, 1994 between Ultrafem, Inc. and John W. Andersen (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.17  Amendment to Employment Agreement, dated August 1, 1995 between Ultrafem, Inc. and John Andersen
           (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.18  Employment Agreement, dated August 1, 1995 between Ultrafem, Inc. and Dori M. Reap (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.19  Letter Agreement, dated July 13, 1995 between Ultrafem, Inc. and The Sage Group (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.20  Employment Agreement, dated November 6, 1995 between Ultrafem, Inc. and Tonya G. Hinch (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on January 16, 1996).

    10.21  Agreement, dated June, 1995, by and between Audrey Contente, Jeffrey Simon, Frank Cole, Arthur Appleman
           and Ultrafem, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

    10.22  Indemnity Agreement dated as of October 1, 1990 between Ultrafem, Inc. and Audrey Contente (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.23  Amendment to Indemnity Agreement dated April 23, 1992 between Ultrafem, Inc. and Audrey Contente
           (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.24  Amended and Restated Patent Assignment and Security Agreement dated as of July 28, 1995 between Ultrafem,
           Inc. and Edward M. Berman, as Agent (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.25  United States Patent No. 5,295,984, issued March 22, 1994 (incorporated by reference to Exhibit 10.23 to
           Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and
           Exchange Commission on November 17, 1995).

    10.26  Settlement Agreement, dated as of May 19, 1993 by and between Ultrafem, Inc., Audrey Contente, Frank
           Martin, Albert L. Zesiger, and John S. Stafford (incorporated by reference to Exhibit 10.24 to Amendment
           No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

    10.27  Form of Ultrafem, Inc. Convertible Debenture issued to the Montana Board of Science and Technology
           (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.28  Form of Common Stock purchase Warrant issued to the Montana Board of Science and Technology (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.29  Memorandum Agreement, dated September 15, 1992, relating to registration rights of Ultrafem, Inc.
           (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995). Convertible
           Debenture issued to the Montana Board of Science and Technology.

    10.30  Letter Agreement dated June 23, 1995 between Ultrafem, Inc. and Pro-Active International, as amended
           (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.31  Letter Agreement dated July 24, 1995 between Ultrafem, Inc. and Bozell Worldwide, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.32  Letter Agreement dated October 9, 1995 between Ultrafem, Inc. and Robinson Lerer Sawyer Miller
           (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.33  Agreement effective July 17, 1990 between Ultrafem, Inc. and Audrey Contente (incorporated by reference to
           Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.34  Restated Technology Transfer Agreement, dated as of May 17, 1993 by and between Ultrafem, Inc. and Audrey
           Contente (incorporated by reference to Exhibit 10.34 to Registration Statement on Form S-1 (File No.
           333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

    10.35  Amendment to Restated Technology Transfer Agreement dated August 1, 1995 between Ultrafem, Inc. and Audrey
           Contente (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form
           S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.36  1990 Stock Option Plan of Ultrafem, Inc. (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.37  1995 Ultrafem, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit
           10.34 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.38  Form of Option Certificate and Agreement for 1990 Stock Option Plan of Ultrafem, Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.39  Form of Option Certificate and Agreement for 1995 Ultrafem, Inc. Stock Option Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to Registration Statement on Form
           S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

    10.40  Form of Ultrafem, Inc. Option Certificate and agreement to C. Austin Burrell (incorporated by reference to
           Exhibit 10.37 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.41  Option Certificate and Agreement, dated November 6, 1995, Re: 100,000 shares to Tonya G. Hinch
           (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Registration Statement on Form S-1 (File
           No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

    10.42  Option Certificate and Agreement, dated August 1, 1995, Re: 100,000 shares to Dori M. Reap (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on January 16, 1996).

    10.43  Amendment No. 1 to Option Certificate and Agreement, dated August 1, 1995, Re: 100,000 shares to Dori M.
           Reap (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to Registration Statement on Form S-1
           (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

    10.44  Option Certificate and Agreement, dated August 1, 1995, Re: 50,000 shares to Dori M. Reap (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on January 16, 1996).

    10.45  Amendment No. 1 to Option Certificate and Agreement, dated August 1, 1995, Re: 50,000 shares to Dori M.
           Reap (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1
           (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

    10.46  Amended and Restated Option Certificate and Agreement, dated August 1, 1995, Re: 105,970 shares (or 2% of shares) to John W. Andersen (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

    10.47  Amended and Restated Option Certificate and Agreement, dated August 1, 1995, Re: 423,879 shares (or 8% of shares) to John W. Andersen (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

    10.48  Option Agreement and Certificate, dated June 1, 1992, to Audrey Contente (incorporated by reference to
           Exhibit 10.45 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.49  Option Agreement and Certificate, dated August 9, 1991, to Wendell Guthrie (incorporated by reference to
           Exhibit 10.46 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.50  Form of Warrant to purchase Common Stock (1993 Private Placement) (incorporated by reference to Exhibit
           10.48 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.51  Form of Warrant to purchase Common Stock (1995 Preferred Stock Private Placement) (incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

    10.52  Form of Warrant to purchase Common Stock (1994 Private Placement) (incorporated by reference to Exhibit
           10.50 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

    10.53  Form of Convertible Debentures (1994 Private Placement) (incorporated by reference to Exhibit 10.51 to
           Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and
           Exchange Commission on November 17, 1995).

    10.54  Form of Representative's Warrant (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

    10.55  Form of Non-Convertible Promissory Note issued January 1996 (incorporated by reference to Exhibit 10.53 to
           Amendment No. 3 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and
           Exchange Commission on February 16, 1996).

    10.56  Form of Class C Warrant issued January 1996 (incorporated by reference to Exhibit 10.54 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on February 16, 1996).

    10.57  License, Research and Product Development Agreement by and between Ultrafem, Inc. and ReProtect, LLC as of
           February 8, 1996 (incorporated by reference to Exhibit 10.55 to Amendment No. 4 to Registration Statement
           on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on February 22, 1996).

    10.58  Equipment Agreement, dated October 17, 1995 between Ultrafem, Inc. and Remmele Engineering (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File
           No. 0-27576) filed May 15, 1996)

    10.59  Sales Contract, dated January 1, 1996 between Ultrafem, Inc. and Shell Chemical Company (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No.
           0-27576) filed May 15, 1996)

    10.60  Lease Agreement dated January 28, 1996 between Ultrafem, Inc. and Dennis R. Washington d/b/a Western Trade
           Center (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended
           March 31, 1996 (File No. 0-27576) filed May 15, 1996)

    10.61  Letter Agreement, dated March 14, 1996, between Ultrafem, Inc. and The Elliot Company (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No.
           0-27576) filed May 15, 1996)

    10.62  Letter Agreement, dated April 11, 1996, between Ultrafem, Inc. and Meridian Consulting Group (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File
           No. 0-27576) filed May 15, 1996)

    10.63  Employment Agreement, dated April 1, 1996, between Ultrafem, Inc. and Gary Nordmann (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No.
           0-27576) filed May 15, 1996)

    10.64  Option Agreement, dated March 8, 1996, between Ultrafem, Inc. and Gary Nordmann (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0-27576)
           filed May 15, 1996)

    10.65  Broker Representation Agreement, dated April 29, 1996, between Ultrafem, Inc. and Morgan & Sampson Pacific
           (incorporated by reference to Exhibit 10.65 to Registration Statement on Form S-1 (File No. 333-11995)
           filed with the Securities and Exchange Commission on September 13, 1996).

    10.66  Distribution Service Agreement, dated June 1, 1996, between Ultrafem, Inc. and Morgan & Sampson Pacific
           (incorporated by reference to Exhibit 10.66 to Registration Statement on Form S-1 (File No. 333-11995)
           filed with the Securities and Exchange Commission on September 13, 1996).

   11*     Computation of Earnings Per Share.

   27*     Financial Data Schedule.

- ------------------------

(b) REPORTS ON FORM 8-K

  N/A

(c) EXHIBITS FILED HEREWITH ARE DENOTED BY AN (*).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ULTRAFEM, INC.

                                              By:           /s/ JOHN W. ANDERSEN
Dated:  September 26, 1996                      --------------------------------------------
                                                             John W. Andersen
                                                        PRESIDENT, CHIEF EXECUTIVE
                                                           OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                         DATE
- ------------------------------------------------------  ---------------------------------  ----------------------

                 /s/ JOHN W. ANDERSEN                   President, Chief Executive
     -------------------------------------------          Officer and Director (Principal    September 26, 1996
                   John W. Andersen                       Executive Officer)

                                                        Senior Vice President, Finance
                   /s/ DORI M. REAP                       and Administration, Secretary
     -------------------------------------------          and Chief Financial Officer        September 26, 1996
                     Dori M. Reap                         (Principal Financial &
                                                          Accounting Officer)

                 /s/ AUDREY CONTENTE
     -------------------------------------------        Executive Vice President and         September 26, 1996
                   Audrey Contente                        Founder

                   /s/ RICHARD CONE
     -------------------------------------------        Director                             September 26, 1996
                     Richard Cone

                  /s/ JOY VIDA JONES
     -------------------------------------------        Director                             September 26, 1996
                    Joy Vida Jones

                 /s/ MARTIN NUSSBAUM
     -------------------------------------------        Director                             September 26, 1996
                   Martin Nussbaum

             /s/ CHARLES D. PEEBLER, JR.
     -------------------------------------------        Director                             September 26, 1996
               Charles D. Peebler, Jr.

                  /s/ BARRIE ZESIGER
     -------------------------------------------        Director                             September 26, 1996
                    Barrie Zesiger

                                 ULTRAFEM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report...............................................................................     F-2

Balance Sheets.............................................................................................     F-3

Statements of Operations...................................................................................     F-4

Statements of Stockholders' (Deficiency) Equity............................................................     F-5

Statements of Cash Flows...................................................................................     F-6

Notes to Financial Statements..............................................................................     F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of
Ultrafem, Inc.:

    We have audited the accompanying balance sheets of Ultrafem, Inc. (A Development Stage Company) (the "Company") as of June 30, 1996 and 1995, and the related statements of operations, stockholders' (deficiency) equity, and cash flows for each of the three years in the period ended June 30, 1996 and for the period March 22, 1990 (Date of Formation) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 and for the period March 22, 1990 (Date of Formation) through June 30, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
August 12, 1996 (August 27, 1996 as to Note 12)

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                               JUNE 30,
                                                                                    ------------------------------
                                                                                         1995            1996
                                                                                    --------------  --------------

                                                      ASSETS

Current Assets:
  Cash and cash equivalents.......................................................  $       73,390  $   24,510,071
  Inventory.......................................................................              --         266,951
  Prepaid expenses and other current assets.......................................          10,714         609,503
                                                                                    --------------  --------------
      Total Current Assets........................................................          84,104      25,386,525
Property and equipment -- net.....................................................         302,719       2,875,153
Other assets -- net...............................................................         380,136       1,146,258
                                                                                    --------------  --------------
      Total Assets................................................................  $      766,959  $   29,407,936
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
  Short-term debt.................................................................  $      530,549  $     --
  Current portion -- long-term debt...............................................         293,389       3,442,013
  Accounts payable................................................................         327,881         893,548
  Accrued interest................................................................         638,315         724,932
  Accrued salaries................................................................         391,534       1,426,093
  Other accrued liabilities.......................................................         564,578         937,406
                                                                                    --------------  --------------
      Total Current Liabilities...................................................       2,746,246       7,423,992
Long-term debt....................................................................       4,032,493         700,000
                                                                                    --------------  --------------
      Total Liabilities...........................................................       6,778,739       8,123,992
                                                                                    --------------  --------------
Stockholders' (Deficiency) Equity:
  Preferred stock, $.001 par value -- authorized, 5,000,000 shares $8 cumulative
    Convertible Series A: issued and outstanding 6,532.5 and 1,121.25 shares
    stated at liquidation preference of $653,250 and $112,125.....................         653,250         112,125
  Common Stock, $.001 par value -- authorized 20,000,000 shares; outstanding
    1,389,412, and 5,737,241 shares, respectively.................................           5,558           9,905
  Additional paid-in capital......................................................       4,555,215      42,207,697
  Deficit accumulated during development stage....................................     (11,225,803)    (21,045,783)
                                                                                    --------------  --------------
      Total Stockholders' (Deficiency) Equity.....................................      (6,011,780)     21,283,944
                                                                                    --------------  --------------
      Total Liabilities and Stockholders' (Deficiency) Equity.....................  $      766,959  $   29,407,936
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                               PERIOD MARCH 22,
                                                             YEAR ENDED JUNE 30,                1990 (DATE OF
                                                   ----------------------------------------   FORMATION) THROUGH
                                                       1994          1995          1996         JUNE 30, 1996
                                                   ------------  ------------  ------------  --------------------

General and administrative expense...............  $  1,387,784  $  1,568,442  $  7,501,538  $         14,187,693
Research and development.........................       452,552       181,475     1,403,557             4,703,885
Interest expense.................................       336,732       464,615       665,381             1,542,267
Interest income..................................       --            --           (489,379)             (489,379)
Depreciation and amortization....................       126,872       166,533       738,883             1,101,317
                                                   ------------  ------------  ------------  --------------------
Net loss.........................................  $  2,303,940  $  2,381,065  $  9,819,980  $         21,045,783
                                                   ------------  ------------  ------------  --------------------
                                                   ------------  ------------  ------------  --------------------
Net loss per share...............................  $       0.87  $       0.87  $       2.74           --
                                                   ------------  ------------  ------------  --------------------
                                                   ------------  ------------  ------------  --------------------
Weighted average number of common shares and
 equivalents outstanding.........................     2,658,214     2,698,152     3,529,494           --
                                                   ------------  ------------  ------------  --------------------
                                                   ------------  ------------  ------------  --------------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                                                    DEFICIT
                                             PREFERRED                                            ACCUMULATED
                                               STOCK          COMMON STOCK         ADDITIONAL      DURING THE
                                            CONVERTIBLE  -----------------------     PAID-IN      DEVELOPMENT
                                             SERIES A       SHARES      AMOUNT       CAPITAL         STAGE           TOTAL
                                            -----------  ------------  ---------  -------------  --------------  -------------
Original Capitalization:
  Initial issuance of stock ($0.228 to
    $1.776 per share).....................                     98,750  $     395  $      39,605  $     --        $      40,000
  Issuance of stock for technology (valued
    at $0.00).............................                    526,250      2,105         (2,105)       --             --
  Sales of stock (from $3.00 to $4.00 per
    share)................................                    142,500        570        559,430        --              560,000
  Net loss from date of formation (March
    22, 1990) to June 30, 1991............                    --          --           --              (617,359)      (617,359)
                                            -----------  ------------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1991....................                    767,500      3,070        596,930        (617,359)       (17,359)
  Stock warrants exercised ($.004 per
    share)................................                     18,750         75       --              --                   75
  Sales of stock (from $3.00 to $8.00 per
    share) net of costs of $416,346.......                    462,562      1,850      2,882,304        --            2,884,154
  Issuances of stock for consulting
    services (valued at $4.00 per share)..                        500          2          3,998        --                4,000
  Net loss................................                    --          --           --            (3,831,536)    (3,831,536)
                                            -----------  ------------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1992....................                  1,249,312      4,997      3,483,232      (4,448,895)      (960,666)
  Sales of stock ($8.00 per share) net of
    costs of $29,226......................                     56,000        224        418,550        --              418,774
  Issuance of stock for consulting
    services (valued at $8.00 per share)..                      7,500         30         59,970        --               60,000
  Net loss................................                    --          --           --            (2,091,903)    (2,091,903)
                                            -----------  ------------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1993....................                  1,312,812      5,251      3,961,752      (6,540,798)    (2,573,795)
  Issuance of stock for consulting
    services (valued at $8.00 per share)..                      1,500          6         11,994        --               12,000
  Issuance of options and warrants (valued
    at $.23529 per option and warrant)....                    --          --            132,021        --              132,021
  Net loss................................                    --          --           --            (2,303,940)    (2,303,940)
                                            -----------  ------------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1994....................                  1,314,312      5,257      4,105,767      (8,844,738)    (4,733,714)
  Sales of stock ($8.00 per share) net of
    costs of $74,720......................                     28,125        113        150,167        --              150,280
  Issuance of stock warrants ($.23529 per
    warrant)..............................                    --          --             28,000        --               28,000
  Issuance of stock for consulting and
    other services (valued at $8.00 to
    $15.66 per share).....................                     30,100        120        221,660        --              221,780
  Conversion of convertible debt..........                     16,875         68        134,932        --              135,000
  Sales of Series A Preferred Stock ($100
    per share) net of costs of $100,505...  $   653,250       --          --           (100,505)       --              552,745
  Issuance of options and warrants (valued
    at $.23529 per option and warrant)....      --            --          --             15,194        --               15,194
  Net loss................................      --            --          --           --            (2,381,065)    (2,381,065)
                                            -----------  ------------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1995....................      653,250     1,389,412      5,558      4,555,215     (11,225,803)    (6,011,780)
  Sales of stock ($10.00 per share) net of
    costs of $5,014,389...................      --          3,910,000      3,910     34,081,701        --           34,085,611
  Exercise of stock options and
    warrants..............................      --            298,104        298      1,869,224        --            1,869,522
  Sale of warrants........................      --            --          --                527        --                  527
  Issuance of options and warrants........      --            --          --            945,044        --              945,044
  Conversion of preferred stock to common
    stock ($5.00 per share)...............     (541,125)      108,225        108        541,017        --             --
  Conversion of convertible debt ($5 to
    $10 per share)........................                     31,500         31        214,969                        215,000
  Net loss................................      --            --          --           --            (9,819,980)    (9,819,980)
                                            -----------  ------------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1996....................  $   112,125     5,737,241  $   9,905  $  42,207,697  $  (21,045,783) $  21,283,944
                                            -----------  ------------  ---------  -------------  --------------  -------------
                                            -----------  ------------  ---------  -------------  --------------  -------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                     PERIOD MARCH 22,
                                                                                                           1990
                                                                  YEAR ENDED JUNE 30,              (DATE OF FORMATION)
                                                       ------------------------------------------        THROUGH
                                                           1994          1995           1996          JUNE 30, 1996
                                                       ------------  ------------  --------------  --------------------

Cash flows from operating activities:
  Net loss...........................................  $ (2,303,940) $ (2,381,065) $   (9,819,980) $        (21,045,783)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation...................................        61,542        62,996          79,184               272,751
      Amortization principally of debt issuance costs
        and patent costs.............................        65,320       103,535         659,699               828,554
      Amortization of debt discount..................        43,578        43,480        --                      87,058
      Loss on disposal of equipment..................       --            --             --                       5,598
      Non-cash officers compensation.................       --            --            1,411,871             1,411,871
      Non-employee stock based compensation..........        12,000       221,780         385,044               682,824
      Other non-cash items...........................        44,964        15,194        --                      60,158
      Changes in operating assets and liabilities....       311,993     1,103,808        (291,271)            3,176,577
                                                       ------------  ------------  --------------  --------------------
        Net Cash Used in Operating Activities........    (1,764,543)     (830,272)     (7,575,453)          (14,520,392)
                                                       ------------  ------------  --------------  --------------------
Cash flows from investing activities:
  Purchase of and deposits on manufacturing equipment
    and leasehold improvements.......................       (23,667)       (3,028)     (2,651,618)           (3,155,602)
  Proceeds from sale of equipment....................       --            --             --                       2,100
                                                       ------------  ------------  --------------  --------------------
        Net Cash Used in Investing Activities........       (23,667)       (3,028)     (2,651,618)           (3,153,502)
                                                       ------------  ------------  --------------  --------------------
Cash flows from financing activities:
  Proceeds from secured notes........................     1,850,000       --             --                   1,850,000
  Proceeds from issuance of subordinated convertible
    debentures.......................................       --            225,000        --                     225,000
  Proceeds from sale of convertible debentures.......       --            --            2,125,000             2,825,000
  Proceeds from notes payable........................       --            135,000       2,227,870             2,598,880
  Proceeds from sale of preferred stock (net of
    related expenses)................................       --            552,745        --                     552,745
  Proceeds from sale of common stock (net of related
    expenses)........................................       --            150,280      34,085,611            38,138,894
  Proceeds from sale of options and warrants.........       --             28,000             527                28,527
  Proceeds from exercise of stock options and
    warrants.........................................       --            --            1,794,054             1,794,054
  Repayment of borrowings............................       (30,000)      (84,800)     (4,852,287)           (4,967,087)
  Debt Issue Costs...................................       (31,500)     (110,025)       (717,023)             (862,048)
                                                       ------------  ------------  --------------  --------------------
        Net Cash Provided by Financing Activities....     1,788,500       896,200      34,663,752            42,183,965
                                                       ------------  ------------  --------------  --------------------
  Net Increase in Cash...............................           290        62,900      24,436,681            24,510,071
                                                       ------------  ------------  --------------  --------------------
  Cash and cash equivalents, beginning of period.....        10,200        10,490          73,390           --
                                                       ------------  ------------  --------------  --------------------
  Cash and cash equivalents, end of period...........  $     10,490  $     73,390  $   24,510,071  $         24,510,071
                                                       ------------  ------------  --------------  --------------------
                                                       ------------  ------------  --------------  --------------------

                                                        (Continued on next page)

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                                     PERIOD MARCH 22,
                                                                                                           1990
                                                                  YEAR ENDED JUNE 30,              (DATE OF FORMATION)
                                                       ------------------------------------------        THROUGH
                                                           1994          1995           1996          JUNE 30, 1996
                                                       ------------  ------------  --------------  --------------------
 Changes in operating assets and liabilities consist
   of:
    (Increase) decrease in prepaid expenses..  $     51,696  $     (2,841) $    (523,322) $         (542,011)
    Increase in inventory....................       --            --            (266,951)           (266,951)
    Increase in other assets.................       (56,379)     (151,272)      (233,798)           (629,790)
    Increase in accounts payable.............        97,388       937,594        650,667           3,114,111
    Increase in accrued liabilities..........       219,288       320,327         82,133           1,501,218
                                               ------------  ------------  -------------  ------------------
                                               $    311,993  $  1,103,808  $    (291,271) $        3,176,577
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
  Supplementary Information:
    Cash paid during the year for:
      Interest...............................  $    178,170  $        955  $     578,764  $          757,889
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
      Taxes..................................  $      1,348  $      1,271  $       4,094  $            9,383
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
  Non-cash financing activities:
    Conversion of accounts payable and
      accrued liabilities to long-term
      debt...................................  $    373,555  $  1,586,666  $    --        $        1,960,221
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Conversion of notes payable to common
      stock..................................  $    --       $    135,000  $    --        $          135,000
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Issuance of warrants in connection with
      debt offering..........................  $     87,057  $    --       $    --        $           87,057
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Conversion of secured notes and notes
      payable to convertible debentures......  $    --       $    --       $     850,000  $          850,000
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Conversion of secured notes to notes
      payable................................  $    --       $    --       $     850,000  $          850,000
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Conversion of convertible debt to common
      stock..................................  $    --       $    --       $     215,000  $          215,000
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Conversion of accounts payable to
      warrants...............................  $    --       $    --       $      85,000  $           85,000
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Issuance of below market value options
      and warrants in connection with
      professional services, licensing and
      consulting agreements..................  $    --       $    --       $     860,044  $          860,044
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Conversion of preferred stock to common
      stock..................................  $    --       $    --       $     541,125  $          541,125
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------
    Amounts receivable from the issuance of
      common stock...........................  $    --       $    --       $      75,467  $           75,467
                                               ------------  ------------  -------------  ------------------
                                               ------------  ------------  -------------  ------------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION -- Ultrafem, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 22, 1990 and will be engaged in the manufacturing and sale of its proprietary feminine protection product. At June 30, 1996, principal operations had commenced, however, no revenue has been derived therefrom; accordingly, the Company is considered a development stage enterprise. There is no assurance that commercially successful products will be developed nor that the Company will achieve a profitable level of operations.

    USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS -- Cash equivalents include short-term investments principally in commercial paper with an original maturity of three months or less when purchased.

    CONCENTRATION OF CREDIT RISK -- The Company places its temporary cash investments and investments with high credit quality financial institutions and by policy, limits the amount of credit exposure with any one financial institution.

    INVENTORY -- Inventories are stated at the lower of cost (first-in, first-out) or market and consists principally of raw materials and work in process.

    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which are between 3 and 10 years.

    LICENSING COSTS -- Licensing costs are amortized over the life of the license, ten years, using the straight-line method.

    DEBT ISSUANCE COSTS -- Debt issuance costs in connection with various debt agreements are amortized over the lives of the promissory notes issued in connection with such agreements.

    DEBT DISCOUNT -- Debt discount in connection with the issuance of debt with stock purchase warrants are amortized over the life of the related obligation and is included in interest expense in the accompanying statements of operations.

    PATENT COSTS -- Patent costs are stated at cost less accumulated amortization. Patent costs are amortized using the straight-line method over the 17-year life of the patent when obtained, or expensed if not obtained. The carrying value of intangible assets are periodically reviewed by the Company to ensure that impairments are recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value.

    STOCK OFFERING COSTS -- Costs incurred in connection with the sale of the Company's equity securities are recorded as a reduction of the proceeds when received. Costs incurred prior to the receipt of proceeds from the sale of the Company's equity securities are capitalized until the proceeds are received or expensed if such sale is not consummated.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RESEARCH AND DEVELOPMENT COSTS -- Research and development costs are expensed as incurred.

    REVERSE STOCK SPLIT -- Effective July 28, 1995, the stockholders of the Company approved a one-for-four reverse split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect this transaction.

    LONG-LIVED ASSETS -- The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its financial condition and results of operations from the adoption of this statement to be material.

    RECENTLY ISSUED ACCOUNTING STANDARD -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. The Company has not determined the effect, if any, that adoption of SFAS No. 123 will have on its results of operations. Stock-based compensation which has been issued to non-employees has been reflected at fair value.

    LOSS PER COMMON AND COMMON EQUIVALENT SHARE -- Loss per common and common equivalent share for the years ended June 30, 1996, 1995 and 1994 was computed using the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding during the first half of fiscal year 1996, and during fiscal years 1995 and 1994 includes incremental shares for the common stock, warrants and other potentially dilutive securities issued and options granted to purchase common stock which were issued within one year prior to the effective date of the Company's initial public offering (the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. The effect of the assumed exercise of stock options which were issued in periods prior to the one-year period previously mentioned and the effect of the assumed conversion of the convertible preferred stock are not included for 1995 and 1994 because their effect is antidilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

    RECLASSIFICATIONS -- Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

    At June 30, 1996, the fair values of cash, cash equivalents, non-convertible short-term debt and current portion of long-term debt, accounts payable, accrued interest, accrued salaries and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of the convertible debt subject to fair value disclosures was determined by reference to the quoted market price of the Company's Common Stock at June 30, 1996, multiplied by the number of

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

2. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) common shares the debt is convertible into, and the related carrying amounts at June 30, 1996 are as follows:

                                                                     CARRYING        FAIR
                                                                      VALUE          VALUE
                                                                   ------------  -------------
Convertible Debt.................................................  $  3,857,432  $  14,679,049
                                                                   ------------  -------------
                                                                   ------------  -------------

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                            JUNE 30,
                                                      ---------------------
                                                        1995        1996
                                                      ---------  ----------
Machinery and equipment.............................  $ 392,049  $1,480,205
Office furniture and equipment......................     52,082     105,096
Laboratory equipment................................     49,766      49,766
Leasehold improvements..............................        762     439,172
Computer equipment..................................     --         267,970
Construction in progress............................     --         804,068
                                                      ---------  ----------
                                                        494,659   3,146,277
Less accumulated depreciation and amortization......   (191,940)   (271,124)
                                                      ---------  ----------
                                                      $ 302,719  $2,875,153
                                                      ---------  ----------
                                                      ---------  ----------

4. OTHER ASSETS

    Other assets consist of the following:

                                                            JUNE 30,
                                                      ---------------------
                                                        1995        1996
                                                      ---------  ----------
Patent and trademark costs..........................  $ 164,632  $  222,493
Debt issuance costs.................................    232,817     971,490
Deferred debt and warrant offering costs............    137,273      --
Deferred second offering costs......................     --          70,000
Consulting agreement................................     --         275,000
Licensing agreements................................     --         400,000
Security deposits...................................     14,270      35,830
                                                      ---------  ----------
                                                        548,992   1,974,813
Less accumulated amortization.......................   (168,856)   (828,555)
                                                      ---------  ----------
                                                      $ 380,136  $1,146,258
                                                      ---------  ----------
                                                      ---------  ----------

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

5. DEBT

    Short-term debt consists of the following:

                                                             JUNE 30,
                                                       --------------------
                                                         1995       1996
                                                       ---------  ---------
Unsecured demand notes to former officers, interest
 at 6% per year (b)..................................  $ 206,010  $  --
Unsecured note to Johns Hopkins University, due
 March, 1995, interest at 7.5% per year (c)..........    324,539     --
                                                       ---------  ---------
                                                       $ 530,549  $  --
                                                       ---------  ---------
                                                       ---------  ---------

    Long-term debt consists of the following:

                                                                             JUNE 30,
                                                                    --------------------------

                                                                        1995          1996
                                                                    ------------  ------------
Unsecured notes, due June, 1995, interest at 10% per year (a).....  $  1,850,000  $    --
Unsecured convertible notes, due April, 1997 interest at 10% per
 year (a).........................................................       --          2,875,000
Convertible debentures, due December, 1998 to October, 1999,
 interest compounded annually at 10.5% per year (f)...............       700,000       700,000
Unsecured notes to former officers, due December, 1995 to January,
 1997, interest at 6% or 10% per year (b).........................       476,680       221,033
Unsecured notes to officer/shareholder, due September, 1996,
 interest at 10% per year (b).....................................       313,543       --
Unsecured notes to trade and other creditors, due October, 1996 to
 March, 1997, interest at 9% or 10% per year (d)..................       588,227        63,548
Subordinated convertible debentures, due on demand or due August,
 1996 to November, 1996, interest at 10% per year (e).............       397,432       282,432
                                                                    ------------  ------------
                                                                       4,325,882     4,142,013
Less current maturities...........................................      (293,389)   (3,442,013)
                                                                    ------------  ------------
                                                                    $  4,032,493  $    700,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

5. DEBT (CONTINUED)
    Annual maturities on long-term debt as of June 30, 1996 during the next five years are:

                                                                                     PERIOD
                                                                                     ENDED
                                                                                    JUNE 30,
                                                                                  ------------
1997............................................................................  $  3,442,013
1998............................................................................       --
1999............................................................................       350,000
2000............................................................................       350,000
2001............................................................................       --
                                                                                  ------------
                                                                                  $  4,142,013
                                                                                  ------------
                                                                                  ------------

- ------------------------

(a) During June, 1995, the Company entered into an Agreement with an investment banking firm, Hampshire Securities Corporation ("Hampshire") for the private placement of securities, which closed during July, 1995 and September, 1995 (the "1995 Unit Private Placement"), in which the Company raised $5,950,000 through the sale of Units. Each "Unit" consisted of one $50,000 non-convertible promissory note bearing interest at 10% per annum (the "Non-Convertible Notes"), one $50,000 convertible promissory note bearing interest at 10% per annum and which is convertible into shares of Common Stock at a conversion price per share equal to $5.00 (the "Convertible Notes"), one Class A Warrant to purchase 10,000 shares of Common Stock at a purchase price per share equal to $5.00 and one Class B Warrant to purchase 10,000 shares of Common Stock at a purchase price per share equal to $12.50. Both Class A and Class B Warrants expire five years from the date of issuance. In June, 1996 a Convertible Note in the principal amount of $100,000 was converted into 20,000 shares of Common Stock. Certain holders of the Secured Notes which were issued in a 1993 private placement agreed to amend and restate their promissory notes and invest the principal amount of such notes in the amount of $1,650,000 in the 1995 Unit Private Placement. On July 28, 1995, the other Existing Investors were paid their principal and interest of $200,000 and $22,557, respectively, from the proceeds of the 1995 Unit Private Placement. In addition, through June 30, 1996, interest of $186,281 was paid related to the $1,650,000 Secured Notes. The Non-Convertible Notes in the amount of $2,975,000 plus interest in the amount of $162,319 was paid on February 27, 1996.

   Under the terms of the 1995 Unit Private Placement, because the holders of the $1,650,000 Secured Notes were not paid by December 31, 1995, they were issued additional warrants to purchase a maximum of 165,000 shares of Common Stock at an exercise price per share equal to $5.00. Holders of 350,000 existing warrants issued under the 1993 private placement, which are exercisable at an exercise price equal to $9 per share were extended for three years, as the holders of the warrants agreed not to dispose of the warrants or the underlying Common Stock prior to August 22, 1997. Hampshire was paid $539,482 in connection with the 1995 Unit Private Placement through September 25, 1995.

(b) Unsecured notes to former officers and an officer/stockholder of the Company represent loans made to the Company and accrued salaries which were converted to promissory notes. Of such unsecured

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

5. DEBT (CONTINUED)
    notes, principal in the amount of $725,199 plus interest in the amount of $116,039 was paid through June 30, 1996.

(c) As of June 30, 1995, the unsecured note was owed to The Johns Hopkins University ("Johns Hopkins") by the Company under the terms of a research and development agreement which expired June 30, 1993. $200,000 was paid on September 7, 1995 and $124,539 plus interest of $58,999 was paid on April 19, 1996.

(d) During October, 1994 and March, 1995, the Company issued to certain trade and other creditors unsecured notes in the principal amount of $588,227. Of such unsecured notes, principal in the amount of $524,679 plus interest in the amount of $24,260 was paid through June 30, 1996. As of June 30, 1996 and 1995 the Company owed a member of the Board of Directors and a principal of ReProtect, LLC ("ReProtect") $15,099 and $30,198, respectively. During 1996, $15,099 of principal and $1,415 of interest was paid to this director. Additionally, two other principals of ReProtect were owed $44,698 and $89,396 at June 30, 1996 and 1995. During 1996, $44,698 of principal and
    $4,188 of interest was paid to these two individuals.

(e) During October, 1994, the Company raised $450,000 through a private placement of units composed in the aggregate of (i) $225,000 in subordinated convertible debentures which accrues interest at 10% annually, maturing on August 31, 1996 and convertible into 22,500 shares of Common Stock at $10.00 per share, (ii) warrants, exercisable for a five-year period, to purchase 47,813 shares of Common Stock at $10.00 per share, and (iii) 28,125 shares of Common Stock at $8.00 per share. These shares of Common Stock, including those issuable upon the conversion of the debentures or the exercise of the warrants, were registered in a concurrent offering with the initial public offering. During June, 1996 subordinated convertible debentures in the principal amount of $95,000 were converted into 9,500 shares of Common Stock.

   In October and November, 1994, the Company issued to certain trade creditors subordinated convertible debentures for a total principal amount of $172,432. Each such debenture has a two-year term, bears interest at 10% per annum and is convertible into Common Stock at $10.00 per share. During June, 1996, $20,000 was converted into 2,000 shares of Common Stock.

   During 1994, the Company borrowed a total of $135,000 from nine individuals, including four current Directors. The loans required payment of 10% interest per annum until maturity. Each lender was granted (i) the option of receiving, in lieu of the repayment of interest and principal, 1,875 shares of Common Stock at a price of $8.00 per share and (ii) warrants to purchase 375 shares of Common Stock at $10.00 per share for a five-year period expiring on June 30, 1999. As of June 30, 1995, all of the nine individuals have converted their loans into Common Stock.

(f) Between December, 1991 and October, 1992, the Company borrowed an aggregate of $700,000 from the Montana Board of Science and Technology Development evidenced by convertible debentures, of which $350,000 was borrowed to fund expenditures relating to the Company's facility in Montana. The convertible debentures are convertible into shares of Common Stock at $5.00 per share, with accrued interest being waived upon conversion.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

5. DEBT (CONTINUED)
   In January, 1996, the Company raised an additional $100,000 through a private placement to a single investor of a $100,000 non-convertible promissory note due the earlier of January 26, 1997 or the closing of the initial public offering, bearing interest at a rate of 10% per annum and a Class C Warrant to purchase 20,000 shares of Common Stock at an exercise price of $8.00 per share. The Class C Warrant is not exercisable until the first anniversary of the date of issuance and has a term of five years. The Company paid the entire principal amount of $100,000 plus interest of $877 on February 27, 1996.

6. STOCK OPTIONS AND WARRANTS

    In October, 1990, the Board of Directors authorized the 1990 Stock Option Plan (the "1990 Plan") under which options to purchase up to 250,000 shares of the Common Stock may be granted to employees, officers, directors, consultants and advisors. In May, 1993, the number of shares covered was increased to 900,000 shares by resolution of the Board of Directors. The Board of Directors is authorized to set the exercise period, the number of shares subject to each option, the grantees receiving the options, and the exercise price at their best determination of fair market value.

    Options granted generally become exercisable over five years and expire ten years from the date of grant. The Plan also provides for the granting of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended.

    On September 28, 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors, a non-qualified stock option plan (the "1995 Plan"). The 1995 Plan reserves for the issuance of up to 250,000 shares of the Common Stock pursuant to stock options to be granted to the Company's non-employee directors. Over a period of six months, each of the five non-employee directors was granted an option to purchase 15,000 shares of the Common Stock at fair market value ($8.00 and $14.50 per share). Such options become immediately exercisable with respect to one-third of the shares of Common Stock (5,000 shares), the remaining 10,000 shares of Common Stock vest in equal annual installments over the next four years following the anniversary date of the initial grant. The options expire ten years from date of grant.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

6. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following summarizes the stock option transactions under the 1990 Plan for the years ended June 30, 1996, 1995 and 1994:

                                                                 NUMBER OF       PER SHARE
                                                                  SHARES       OPTION PRICE
                                                                -----------  -----------------
Outstanding at June 30, 1993..................................     432,000   $4.00 -- $ 8.00
  Granted.....................................................       4,500   $8.00
  Canceled....................................................    (107,500)  $8.00
Outstanding at June 30, 1994..................................     329,000   $4.00 -- $ 8.00
  Granted.....................................................       3,750   $4.00
  Canceled....................................................     (24,556)  $8.00
Outstanding at June 30, 1995..................................     308,194   $4.00 -- $ 8.00
  Granted.....................................................     310,000   $6.00 -- $10.50
  Canceled....................................................      (5,000)  $8.00
  Exercised...................................................      (8,591)  $8.00
Outstanding at June 30, 1996..................................     604,603   $4.00 -- $10.50
Available for future grant June 30, 1996......................     286,806
Exercisable at June 30, 1996..................................     367,145   $4.00 -- $10.50

    A director and officers of the Company were issued options to purchase 624,862 shares of the Common Stock at $4.35 and $6 per share, resulting in compensation expenses of approximately $3,348,000 which are amortized over the remaining lives of their contracts. The expense for the year ended June 30, 1996 and for the period March 22, 1990 (Date of Formation) through June 30, 1996 was $1,411,871; accrued salaries as at June 30, 1996 includes $1,411,871. Of these options, options to purchase 574,862 shares of Common Stock are not pursuant to either the 1990 Plan or the 1995 Plan. As of June 30, 1996, options to purchase 344,917 shares of Common Stock are exercisable by the officer/director of the Company.

    As of June 30, 1996, the Board of Directors authorized and granted options to purchase 479,125 shares of Common Stock at exercise prices of $4.00 to $8.00 per share, which vest over ten years. These options are not included in the 1990 Plan or the 1995 Plan. As of June 30, 1996, options to purchase 76,625 shares of Common Stock have been exercised. Of these options, options to purchase 100,000 shares of Common Stock were issued at $6.00 per share resulting in capitalized licensing costs of $200,000 which will be amortized over the life of the research agreement which is ten years.

    The Company has warrants outstanding to purchase 2,747,355 shares of the Common Stock at exercise prices varying from $.004 per share to $16.50 per share which generally vest over a three to five year period. Through June 30, 1996, warrants to purchase 231,638 shares of Common Stock with exercise prices ranging from $.004 to $10.00 per share were exercised. On August 1, 1995, warrants to purchase 26,625 shares of Common Stock at exercise prices of $4.00 and $6.00 per share were exchanged for stock options. In April, 1996, the Company issued a five-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $11.00 per share (which was below fair market value) in connection with the execution of a consulting agreement. This resulted in an additional $275,000 consulting expense which will be amortized over the three year term of the agreement. In June, 1996, the Company issued five year

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

6. STOCK OPTIONS AND WARRANTS (CONTINUED) warrants to purchase 20,000 shares of Common Stock at an exercise price of $10.00 (which was below fair market value) in connection with legal services provided to the Company. This resulted in an additional $235,000 legal expense during the year ended June 30, 1996. The expenses referred to above were calculated as the excess of fair market value over the grant price.

7. INCOME TAXES

    The Company has a net operating loss ("NOL") carryforward of approximately $21,046,000 for financial reporting purposes and approximately $6,200,000 for tax purposes with research and development credit carryforward of approximately $116,000 expiring in the years 2006 through 2009. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The NOL carryforward for tax purposes expires in the years 2006 through 2010. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes as required by Internal Revenue Code Section 195.

    The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's stock during 1993 through 1996, a change of ownership of greater than 50%, as defined, may have occurred. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

8. OTHER RELATED PARTY TRANSACTIONS AND AGREEMENTS

    During 1990, as part of the organization of the Company, the founder of the Company and a Senior Vice-President and Director received 526,250 shares of the Common Stock in exchange for assigning to the Company all pending patent applications, trademarks, copyrights, technology and similar rights associated with products relating to or evolving from the patent application filed by the Senior Vice-President and Director. In addition, under the terms of an employment agreement dated May 15, 1992, a royalty of $.005 for each device sold, as defined, will be paid. To date, there have been no payments made under this agreement.

    On July 29, 1994 and as amended August 1, 1995, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. Among other matters he will receive a royalty of $.005 for each unit of feminine protection product sold and $.01 for each unit sold for medical purposes.

    A director and stockholder of the Company is the Chairman of the Executive Committee of an advertising agency used by the Company which was paid approximately $1,077,000 during the year ended June 30, 1996 and for the period March 22, 1990 (Date of Formation) through June 30, 1996. In addition, $560,000 and $121,875 owed to such agency are included in accrued expenses and accounts payable at June 30, 1996 and 1995, respectively. In March, 1996, the Company issued a five year warrant to purchase 50,000

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

8. OTHER RELATED PARTY TRANSACTIONS AND AGREEMENTS (CONTINUED) shares of Common Stock at an exercise price of $10.00 per share in repayment of $50,000 of fees owed to such agency, which were incurred in connection with the launch of INSTEAD-TM-. This resulted in an additional advertising expense of $118,500.

    In March, 1996, the Company issued a five year warrant to purchase 35,000 shares of Common Stock to an entity formed by the partners of Shereff, Friedman, Hoffman & Goodman, LLP, a law firm which provided legal services in connection with the Company's initial public offering. The warrant has an exercise price of $10 per share and was issued in repayment of $35,000 of legal fees which were incurred in connection with the initial public offering. This resulted in an additional legal expense of approximately $27,000 and a charge to additional paid-in capital of $56,000. A partner of the law firm was appointed to the Company's Board of Directors in April, 1996 and was issued five-year warrants to purchase 15,000 shares of Common Stock at $14.50 per share. The total amount of fees paid by the Company to such law firm was approximately $647,000, $30,000 and $677,000 for the years ended June 30, 1996, 1995 and for the period March 22, 1990 (Date of Formation) through June 30, 1996, respectively. In addition, $95,000 and $50,000 owed to the law firm is included in accrued expenses at June 30, 1996 and 1995, respectively.

    The Company entered into a Research Agreement with Johns Hopkins commencing July 1, 1991, which expired June 30, 1993. The Company reached an agreement (the "ReProtect Agreement") with a company, ReProtect, formed by scientists (including a current director) who previously conducted research for the Company under this expired Research Agreement, to conduct research for the Company. The ReProtect Agreement is for a ten year term and provides that the Company will provide ReProtect $1 million annually for research after the IPO. The ReProtect Agreement provides the Company with an exclusive license for the use of the BufferGel Technology coupled with the SoftCup Technology, for which ReProtect received a one time payment of $100,000, a ten year option to purchase 225,000 shares of Common Stock, exercisable upon the attainment of certain milestones and will receive a royalty of $.01 per unit of the product sold. In addition, ReProtect granted the Company a ten year license for vaginal use of the BufferGel Technology without the SoftCup Technology, for which ReProtect received a one time payment of $100,000, options to purchase 175,000 shares of Common Stock, exercisable upon the attainment of certain milestones, and a royalty of either 5% or 3% (depending on whether a patent has been issued) of net sales of the BufferGel Technology (without the SoftCup Technology). The ReProtect Agreement contains the parties' agreement to negotiate in good faith to extend the term, as well as other customary provisions in agreements of this type, including provisions relating to early termination of the agreement under certain circumstances. Research and development expenditures pursuant to the above agreements amounted to approximately $626,500, $60,230 and $356,000 for each of the years ended June 30, 1996, 1995 and 1994, respectively, and approximately $1,330,500 for the period March 22, 1990 (Date of Formation) through June 30, 1996.

9. PREFERRED STOCK

    In 1995, the Company raised $670,000 through a private placement sale of units. Each unit consisted of (1) 1,950 shares of Series A Preferred Stock, for an allocated purchase price of $195,000, and (2) a warrant, exercisable for a five-year period, to purchase 21,250 shares of Common Stock at $10.00 per share, subject to adjustment for certain dilutive events for an allocated purchase price of $5,000.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

9. PREFERRED STOCK (CONTINUED)
    Each share of Series A Preferred Stock is initially (a) convertible, at any time at the option of the Holder, into Common Stock at a conversion rate of 12.5 shares of Common Stock for each such share, subject to adjustment for certain dilutive events, (b) entitled to cumulative annual dividends of $8.00, (c) participating with the Common Stock in any dividend after payment of said $8.00,
(d) has a liquidation preference of $100.00 and (e) entitled to the number of votes equal to the number of shares of Common Stock into which such share can be converted.

    During the year ended June 30, 1996, 5,411.25 shares of Series A Preferred Stock were converted into 108,225 shares of Common Stock.

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

    LEASES

    The Company leases office and manufacturing facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In July, 1996, the Company signed a ten year lease for new office space in New York, New York. The Company obtained a one year renewable standby letter of credit, expiring in July, 1997, in the amount of $325,000 as rent security for the above premises collateralized by certain marketable securities.

    Future minimum lease payments for operating leases, including the new office lease, are as follows:

YEAR ENDING JUNE 30,
- --------------------------------------------------------------------------------
1997............................................................................  $    337,027
1998............................................................................       362,743
1999............................................................................       451,571
2000............................................................................       386,438
2001............................................................................       386,438
Thereafter......................................................................     2,244,198
                                                                                  ------------
                                                                                  $  4,168,415
                                                                                  ------------
                                                                                  ------------

    Rental expense was approximately $123,000, $108,000, $223,000, and $622,000 and for the years ended June 30, 1996, 1995, 1994, and from March 20, 1990 (Date of Formation) through June 30, 1996, respectively.

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment contracts with four officers, two of whom are directors of the Company.

    The agreements all provide for the following: base salaries increasing upon achievement of certain conditions, incentive bonus plans, severance benefits and non-compete agreements. Certain of the agreements also include a five-year term, signing bonuses, stock options upon attainment of specified goals, and royalties on sales of the product.

                                 ULTRAFEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED JUNE 30, 1996, 1995, 1994, AND PERIOD MARCH 22, 1990

                   (DATE OF FORMATION) THROUGH JUNE 30, 1996

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)
    MANUFACTURING EQUIPMENT AND IMPROVEMENTS

    The Company has commitments in the amount of $5,374,005 of which $4,377,957 was unpaid, for the purchase of manufacturing equipment, improvements to the manufacturing facility to support startup production and leasehold improvements to the new New York office space. Included in accounts payable and accrued expenses at June 30, 1996 was $62,307. The total commitments include approximately $693,800 of estimated costs to be incurred for improvements to the New York office space.

11. INITIAL PUBLIC OFFERING

    On February 27, 1996, the Company successfully completed its initial public offering of Common Stock. The initial public offering was consummated with the sale of 3,910,000 shares of its Common Stock at $10.00 per share with proceeds of $34,085,611, net of related expenses of $5,014,389.

12. SUBSEQUENT EVENTS

    On August 27, 1996 the Company settled a claim with certain individuals pursuant to which the Company issued five year warrants to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $10.00 per share. This will result in an additional expense of approximately $340,000 for the first quarter of fiscal year 1997.