Form 10-Q
period 1996-09-30
ULTRAFEM INC
filed 1996-11-14
CIK 892142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from       to

    Commission file number: 0-27576

                                 ULTRAFEM, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                 33-0435037
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                            ------------------------

                          500 FIFTH AVENUE, SUITE 3620
                            NEW YORK, NEW YORK 10110
                    (Address of principal executive offices)
                                   (Zip Code)

                            ------------------------

                                  212-575-5740
              (Registrant's telephone number, including area code)

    ------------------------------------------------------------------------

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

    Yes /X/    / / No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At November 1, 1996, there were 5,891,548 shares of Common Stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ULTRAFEM, INC.
                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                          ---------

PART I.        FINANCIAL INFORMATION
  Item 1.      Financial Statements.....................................................................      1
               Balance Sheets as of September 30, 1996 and June 30, 1996................................      2
               Statements of Operations for the Three Months Ended September 30, 1996 and 1995..........      3
               Statements of Cash Flows for the Three Months Ended September 30, 1996 and 1995..........      4
               Notes to Financial Statements............................................................     5-8
  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations....    9-12

PART II.       OTHER INFORMATION
  Item 1.      Legal Proceedings........................................................................     13
  Item 2.      Changes in Securities....................................................................     13
  Item 3.      Defaults upon Senior Securities..........................................................     13
  Item 4.      Submission of Matters to a Vote of Security Holders......................................     13
  Item 5.      Other Information........................................................................     13
  Item 6.      Exhibits and Reports on Form 8-K.........................................................     13
Signatures     .........................................................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year end financial statements and notes thereto included in Amendment No. 2 to the Company's registration statement on Form S-1 (File No. 333-11995) filed on November 8, 1996.

    The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                 ULTRAFEM, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    SEPTEMBER 30,      JUNE 30,
                                                                                         1996            1996
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)

Current Assets:
  Cash and cash equivalents.......................................................  $   16,663,098  $   24,510,071
  Accounts receivable.............................................................         157,806        --
  Inventory.......................................................................       1,176,443         266,951
  Prepaid marketing and other current assets......................................       1,568,333         609,503
                                                                                    --------------  --------------
    Total Current Assets..........................................................      19,565,680      25,386,525
Property and equipment--net.......................................................       5,704,695       2,875,153
Other assets--net.................................................................       1,496,257       1,146,258
                                                                                    --------------  --------------
    Total Assets..................................................................  $   26,766,632  $   29,407,936
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion--long-term debt.................................................  $    3,208,888  $    3,442,013
  Accounts payable................................................................       1,710,811         893,548
  Accrued interest................................................................         762,541         724,932
  Accrued salaries................................................................       1,662,363       1,426,093
  Other accrued liabilities.......................................................       1,848,967         937,406
                                                                                    --------------  --------------
    Total Current Liabilities.....................................................       9,193,570       7,423,992
Long-term debt....................................................................         700,000         700,000
                                                                                    --------------  --------------
    Total Liabilities.............................................................       9,893,570       8,123,992
                                                                                    --------------  --------------
Stockholders' Equity:
  Preferred stock, $.001 par value--authorized,
    5,000,000 shares $8 cumulative Convertible Series A: issued and outstanding 1,121.25 shares stated at liquidation preference of $112,125 at
    June 30, 1996.................................................................        --               112,125
  Common stock, $.001 par value--authorized
    20,000,000 shares; outstanding 5,889,651 and 5,737,241 shares, respectively...          10,058           9,905
  Additional paid-in capital......................................................      43,366,219      42,207,697
  Deficit.........................................................................     (26,503,215)    (21,045,783)
                                                                                    --------------  --------------
    Total Stockholders' Equity....................................................      16,873,062      21,283,944
                                                                                    --------------  --------------
    Total Liabilities and Stockholders' Equity....................................  $   26,766,632  $   29,407,936
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
Net sales.............................................................................  $    192,540  $    --
                                                                                        ------------  ------------
Costs and Expenses:
  Cost of sales (exclusive of depreciation)...........................................       358,377       --
  Marketing, sales and distribution...................................................     2,921,392       345,416
  Research and development............................................................       394,778        70,616
  General and administrative..........................................................     1,924,557       597,529
  Depreciation and amortization.......................................................       213,355        78,182
                                                                                        ------------  ------------
                                                                                           5,812,459     1,091,743
                                                                                        ------------  ------------
Loss from operations..................................................................     5,619,919     1,091,743

Interest income.......................................................................      (285,345)       (2,820)
Interest expense......................................................................       122,858       168,160
                                                                                        ------------  ------------
Net loss..............................................................................  $  5,457,432  $  1,257,083
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net loss per share....................................................................  $        .94  $        .49
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of common shares
  and equivalents outstanding.........................................................     5,827,622     2,502,626
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                            1996         1995
                                                                                        ------------  -----------
Cash flows from operating activities:
  Net loss............................................................................  $ (5,457,432) $(1,257,083)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation....................................................................       109,284       15,847
      Amortization of debt issuance, consulting, licensing and patent costs...........       104,071       62,335
      Non-cash officers compensation..................................................       192,970       38,463
      Non-employee stock based claim settlement.......................................       338,000      --
      Loss on disposal of equipment...................................................         7,724      --
      Changes in operating assets and liabilities.....................................      (745,925)    (185,745)
                                                                                        ------------  -----------
        Net Cash Used in Operating Activities.........................................    (5,451,308)  (1,326,183)
                                                                                        ------------  -----------
Cash flows from investing activities:
  Purchase of and deposits on property and equipment..................................    (2,946,550)     --
                                                                                        ------------  -----------
        Net Cash Used in Investing Activities.........................................    (2,946,550)     --
                                                                                        ------------  -----------
Cash flows from financing activities:
  Proceeds from sale of convertible debentures........................................       --         2,125,000
  Proceeds from notes payable.........................................................       --         2,127,870
  Proceeds from exercise of stock options and warrants................................       654,010      --
  Repayment of borrowings.............................................................      (103,125)    (614,155)
  Debt issue costs....................................................................       --          (719,662)
                                                                                        ------------  -----------
        Net Cash Provided by Financing Activities.....................................       550,885    2,919,053
                                                                                        ------------  -----------
Net (decrease) increase in cash.......................................................    (7,846,973)   1,592,870
Cash and cash equivalents, beginning of period........................................    24,510,071       73,390
                                                                                        ------------  -----------
Cash and cash equivalents, end of period..............................................  $ 16,663,098  $ 1,666,260
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Changes in operating assets and liabilities consist of:
  (Increase) in accounts receivable...................................................  $   (157,806) $   --
  (Increase) in inventory.............................................................      (909,492)     --
  (Increase) in prepaid marketing and other current assets............................    (1,034,290)     (71,133)
  (Increase) in other assets..........................................................      (454,070)    (112,461)
  Increase in accounts payable........................................................       817,263       92,221
  Increase (decrease) in accrued liabilities..........................................       992,470      (94,372)
                                                                                        ------------  -----------
                                                                                        $   (745,925) $  (185,745)
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Supplementary information:
  Cash paid during the year for:
    Interest..........................................................................  $     77,754  $   250,415
                                                                                        ------------  -----------
                                                                                        ------------  -----------
    Taxes.............................................................................  $    --       $   --
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Non-cash financing activities:
  Conversion of notes payable to common stock.........................................  $    130,000  $   --
                                                                                        ------------  -----------
                                                                                        ------------  -----------
  Issuance of below market value warrants in connection with the settlement of a
    claim.............................................................................  $    338,000  $   --
                                                                                        ------------  -----------
                                                                                        ------------  -----------
  Conversion of preferred stock to common stock.......................................  $    112,125  $   --
                                                                                        ------------  -----------
                                                                                        ------------  -----------
  Conversion of secured notes and notes payable to convertible debentures.............  $    --       $   850,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------
  Conversion of secured notes to notes payable........................................  $    --       $   850,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    During August 1996, Ultrafem, Inc. (the "Company" or "Ultrafem") began selling the Company's product, INSTEAD-TM-. Accordingly, the Company is no longer considered a development stage enterprise as it was through June 30, 1996.

    The balance sheet as at September 30, 1996, and the statements of operations and cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Certain reclassifications have been made to conform with the current presentation.

    MARKETING COSTS --Marketing costs are expensed the first time the advertisement or promotion takes place.

    REVENUE RECOGNITION  --Revenue is recognized upon shipment of merchandise.

2. RECENTLY ISSUED ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company beginning July 1, 1996. The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company will continue to apply APB opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

3. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Loss per common and common equivalent share for the three months ended September 30, 1996 and 1995 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the three months ended September 30, 1996 were not considered as their effect was antidilutive. The weighted average number of common shares outstanding during the three months ended September 30, 1995 includes incremental shares for the common stock, warrants and other potentially dilutive securities issued and options granted to purchase common stock which were issued within one year prior to the effective date of the Company's initial public offering (the "Incremental Shares"). Such incremental shares were determined utilizing the treasury stock method. The effect of the assumed exercise of stock options which were issued in periods prior to the one- year period previously mentioned are not included because their effect is antidilutive.

                                 ULTRAFEM, INC.

4. INVENTORY

    Inventory consists of the following:

                                                                   SEPTEMBER 30,    JUNE 30,
                                                                       1996           1996
                                                                   -------------  ------------
Raw materials....................................................   $   499,014   $    258,919
Work-in-process..................................................        40,985        --
Finished goods...................................................       636,444          8,032
                                                                   -------------  ------------
                                                                    $ 1,176,443   $    266,951
                                                                   -------------  ------------
                                                                   -------------  ------------

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                   SEPTEMBER 30,    JUNE 30,
                                                                       1996           1996
                                                                   -------------  ------------
Machinery and equipment..........................................   $ 1,516,896   $  1,480,205
Office furniture and equipment...................................       138,551        105,096
Laboratory equipment.............................................        48,691         49,766
Leasehold improvements...........................................       472,521        439,172
Computer equipment...............................................       309,994        267,970
Construction in progress.........................................     3,583,278        804,068
                                                                   -------------  ------------
                                                                      6,069,931      3,146,277
Less accumulated depreciation and amortization...................      (365,236)      (271,124)
                                                                   -------------  ------------
                                                                    $ 5,704,695   $  2,875,153
                                                                   -------------  ------------
                                                                   -------------  ------------

6. OTHER ASSETS

    Other assets consist of the following:

                                                                   SEPTEMBER 30,    JUNE 30,
                                                                       1996           1996
                                                                   -------------  ------------
Patent and trademark costs.......................................   $   259,846   $    222,493
Debt issuance costs..............................................       971,490        971,490
Deferred second offering costs...................................       458,744         70,000
Consulting agreement.............................................       275,000        275,000
Licensing agreements.............................................       400,000        400,000
Security deposits................................................        63,803         35,830
                                                                   -------------  ------------
                                                                      2,428,883      1,974,813
Less accumulated amortization....................................      (932,626)      (828,555)
                                                                   -------------  ------------
                                                                    $ 1,496,257   $  1,146,258
                                                                   -------------  ------------
                                                                   -------------  ------------

                                 ULTRAFEM, INC.

7. DEBT

    Long-term debt consists of the following:

                                                                  SEPTEMBER 30,    JUNE 30,
                                                                      1996           1996
                                                                  -------------  -------------
Unsecured convertible notes, due April, 1997 interest at 10% per
  year..........................................................   $ 2,875,000   $   2,875,000
Convertible debentures, due December, 1998 to October, 1999,
  interest compounded annually at 10.5% per year................       700,000         700,000
Unsecured notes to former officers, due September, 1996 to
  December, 1996, interest at 6% or 10% per year................       117,908         221,033
Unsecured notes to trade and other creditors, due October, 1996
  to March 1997, interest at 10% per year.......................        63,548          63,548
Subordinated convertible debentures, due on demand or due
  August, 1996 to November, 1996, interest at 10% per year......       152,432         282,432
                                                                  -------------  -------------
                                                                     3,908,888       4,142,013
Less current maturities.........................................    (3,208,888)     (3,442,013)
                                                                  -------------  -------------
                                                                   $   700,000   $     700,000
                                                                  -------------  -------------
                                                                  -------------  -------------

8. RELATED PARTY TRANSACTIONS

    A director and officers of the Company were issued options to purchase 624,862 shares of the Company's common stock at $4.35 and $6 per share, resulting in compensation expenses of approximately $3,348,000 which are amortized over the remaining lives of their respective contracts. The expense for the three months ended September 30, 1996 and 1995 was $192,970 and $38,463, respectively. Accrued salaries as at September 30, 1996 and June 30, 1996 includes $1,604,841 and $1,411,871, respectively, of the compensation expense discussed above.

    A director and stockholder of the Company is the Chairman of the Executive Committee of an advertising agency used by the Company which was paid approximately $1,758,000 and $60,000 during the three months ended September 30, 1996 and 1995, respectively. In addition, approximately $1,529,000 and $560,000 owed to such agency are included in accrued liabilities and accounts payable at September 30, 1996 and June 30, 1996, respectively.

    A director and stockholder of the Company is a Partner of the law firm retained by the Company. The total amount of fees paid by the Company to such law firm was approximately $222,000 and $157,000 for the three months ended September 30, 1996 and 1995, respectively. In addition, approximately $179,000 and $95,000 owed to the law firm is included in accrued liabilities and accounts payable at September 30, 1996 and June 30, 1996, respectively.

    The Company entered into a Research Agreement with ReProtect, LLC, formed by scientists (including a current director) who previously conducted research for the Company under an expired Research Agreement, to conduct research for the Company. Research and development expenditures pursuant to the above agreement amounted to approximately $250,000 for the three months ended September 30, 1996. Included in prepaid marketing and other current assets at September 30, 1996 and June 30, 1996 is $83,300 of prepaid research and development expenditures paid to ReProtect.

                                 ULTRAFEM, INC.

9. INCOME TAXES

    Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At September 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss and research and development credit carryforward.

    The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss carryforwards, following certain ownership changes. The Company completed an initial public offering ("IPO") of Common Stock which is likely to trigger an ownership change of greater than 50%. In addition, as a result of transactions in the Company's stock during 1993 through 1994, a change of ownership of greater than 50%, as defined, also may have occurred. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Ultrafem is a women's health care company dedicated to providing women with a broader range of options to protect their reproductive health. The Company's business strategy is to develop, manufacture and market proprietary products based on its patented SoftCup-Registered Trademark- Technology directed at high potential, underserved segments of the women's health care market.

    The Company's activities during the quarter ended September 30, 1996 were focused on the launch of INSTEAD-TM-, which commenced in August 1996. The lead market for the initial rollout is in the Pacific Northwest, a region which the Company estimates represents approximately 8% of U.S. households and includes the major markets of San Francisco, Seattle and Portland.

    During the quarter ended September 30, 1996, the Company initiated marketing and advertising activities to support the launch of INSTEAD-TM- directed toward the consumer, professional target audiences and the retail trade. These activities included multimedia advertising comprised of television, print, internet, sampling and coupon mailings. These activities were centered on generating trial and awareness of INSTEAD-TM-.

    Manufacturing activities to support the launch of INSTEAD-TM- progressed during the quarter ended September 30, 1996. Equipment for a second thermoforming manufacturing line was operational by September 30, 1996.

    In addition to INSTEAD-TM- launch activities, research and development activities on new products continued. The BufferGel Technology ("BufferGel") developed by the Company's research and development partner, ReProtect, LLC, was selected by HIVNET for funding of clinical trials to test its use for the prevention of AIDS and other sexually transmitted diseases (STDs). The Phase I clinical trials are currently scheduled to begin in December 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1995

NET SALES

    Net sales for the three months ended September 30, 1996 were $192,540 resulting from the shipment of INSTEAD-TM-. The Company was a development stage company for the three months ended September 30, 1995 and generated no sales.

COST OF SALES (EXCLUSIVE OF DEPRECIATION)

    Cost of sales during the three months ended September 30, 1996 were $358,377. The Company was a development stage company during the three months ended September 30, 1995 and incurred no cost of sales. The cost of sales for the three months ended September 30, 1996 was attributable to start-up and manufacturing costs associated with the production of INSTEAD-TM- to support related sales. The Company has not reached a level of production adequate to absorb the Company's manufacturing costs on a cost efficient basis.

MARKETING, SALES AND DISTRIBUTION

    Marketing, sales and distribution expense increased 745.8% to $2,921,392 for the three months ended September 30, 1996 from $345,416 for the three months ended September 30, 1995. This increase was principally attributable to certain expenses incurred in connection with the launch of INSTEAD-TM- during the three months ended September 30, 1996 for marketing and advertising for television, print, internet, sampling and coupon mailings to generate consumer trial and awareness of INSTEAD-TM-.

RESEARCH AND DEVELOPMENT

    Research and development expense increased 459.0% to $394,778 for the three months ended September 30, 1996 from $70,616 for the three months ended September 30, 1995. The increase was primarily attributable to payments to ReProtect under the terms of the Company's research and development agreement.

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 222.1% to $1,924,557 for the three months ended September 30, 1996 from $597,529 for the three months ended September 30, 1995. This increase was primarily due to non-cash charges resulting from the issuance of options and warrants to purchase Common Stock at prices below fair market value to officers and a director of the Company and in connection with the settlement of a claim. This increase was also due, to a lesser extent, to increases in legal fees, increases in salaries attributable to administrative support staff, and increases in financial public relations expense.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased 172.9% to $213,355 for the three months ended September 30, 1996 from $78,182 for the three months ended September 30, 1995. This increase was attributable to the increase in the depreciation of property and equipment and the increase in the amortization of deferred debt issuance costs.

INTEREST INCOME

    Interest income was $285,345 and $2,820 for the three months ended September 30, 1996 and 1995, respectively. The increase for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was attributable to the money received by the Company during February 1996 from its IPO, which was invested in cash equivalents during the three months ended September 30, 1996.

INTEREST EXPENSE

    Interest expense was $122,858 and $168,160 for the three months ended September 30, 1996 and 1995, respectively. The decrease of 26.9% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was attributable to the repayment of debt by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, research and development activities, engineering and design of fully automated manufacturing systems, clinical testing, meeting domestic and international regulatory requirements, applications for domestic and international patent protection, applications for domestic trademark protection and market research. Since its inception, the Company funded these needs through private placements of its equity and debt securities. The Company received net proceeds in excess of approximately $12,300,000 through private sales of these securities from inception through September 30, 1996.

    In February 1996, the Company received proceeds of $34,085,611, net of related expenses of $5,014,389, in connection with the sale of 3,910,000 shares of Common Stock in the IPO. At September 30, 1996 the Company had $16,663,098 in cash and cash equivalents. From June 30, 1996 to September 30, 1996, the Company's cash position decreased by $7,846,973, principally reflecting $5,451,308 used in operating activities, $2,946,550 used for purchase of property and equipment, and $103,125 for the repayment of debt offset in part by $654,010 in proceeds from the exercise of stock options and warrants.

    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-TM-, the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, regulatory and marketing aspects of its products and the extent to which strategic alliances with multi-national pharmaceutical or consumer product companies are formed. At September 30, 1996, the Company had commitments in the amount of approximately $6,955,000, of which $3,635,000 was unpaid, for the purchase of manufacturing equipment and improvements to the manufacturing facility to support start-up production and improvements to the new New York office space. Included in accounts payable and accrued liabilities at September 30, 1996 was approximately $249,000 of these unpaid commitments. In addition, in February 1996 the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development. In addition, the Company will also continue to incur additional research and development expenses; these expenses may include amounts expended on prototype development, prototype manufacturing, laboratory and human clinical studies, as well as market research.

    The Company's stockholders' equity decreased by $4,410,882 from June 30, 1996 to September 30, 1996 reflecting a net loss by the Company for the three months ended September 30, 1996 of $5,457,432, offset in part by proceeds from the exercise of stock options and warrants, issuance of below market value stock warrants in connection with the settlement of a claim and conversion of convertible debt into Common Stock of $1,046,550.

    The Company has filed a registration statement with the Securities and Exchange Commission for the sale of 2.0 million shares of the Company's Common Stock. Net proceeds are estimated to be approximately $36.4 million (approximately $41.8 million if the underwriters over-allotment option is exercised in full) after deducting underwriting discounts and estimated offering expenses payable by the Company, based upon an assumed offering price of $20.00 per share.

    The Company intends to use approximately $3,430,812 of the net proceeds of the Offering to repay certain outstanding indebtedness and to use the balance of such net proceeds to provide continued support for the launch of INSTEAD-TM- in the initial market and to support expansion into additional geography, including increased marketing spending and the advanced purchase of manufacturing equipment, for increased investment in research and development of medical and health care products and for general corporate purposes.

    The Company believes that the level of financial resources available to it is an important factor in its ability to achieve the marketing and distribution of INSTEAD-TM- and in its ability to develop and eventually bring medical products to market. The Company believes that the financial resources available to it, together with the net proceeds from the Offering, will satisfy the Company's working capital needs for at least twelve months. However, the Company may require additional financing if unforeseen risks are encountered. If the Company is unable to raise additional capital or arrange satisfactory working capital or additional equity financing, the Company may be unable to complete the distribution of INSTEAD-TM- into the full United States market. Additional financings may require the issuance of new equity securities, and there can be no assurance that the Company will be able to obtain working capital or additional financing at a favorable rate, if at all.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission. These factors include the need for additional financing for unforeseen risks, the uncertainty of consumer acceptance and competitive response.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  EXHIBIT
  NUMBER     EXHIBIT
-----------  ---------------------------
      27.1   Financial Data Schedule

    (b) Reports on 8-K.

       On October 30, 1996, the Company issued a press release and filed Form
       8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ULTRAFEM, INC.

                                By:             /s/ JOHN W. ANDERSEN
                                     -----------------------------------------
                                                 John W. Andersen,
                                        PRESIDENT; CHIEF EXECUTIVE OFFICER;
                                       DIRECTOR AND CHAIRMAN OF THE BOARD OF
                                                     DIRECTORS

                                By:               /s/ DORI M. REAP
                                     -----------------------------------------
                                                   Dori M. Reap,
                                          SENIOR VICE PRESIDENT OF FINANCE
                                       AND ADMINISTRATION AND CHIEF FINANCIAL
                                                      OFFICER

Dated: November 13, 1996