Form 10-Q
period 1996-12-31
ULTRAFEM INC
filed 1997-02-05
CIK 892142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............. to ............

                        COMMISSION FILE NUMBER: 0-27576

                                 ULTRAFEM, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                33-0435037
(State or other jurisdiction   (I.R.S. Employer
             of                 Identification
      incorporation or               No.)
        organization)

                                500 FIFTH AVENUE
                            NEW YORK, NEW YORK 10110
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-575-5740
              (Registrant's telephone number, including area code)

                 ---------------------------------------------

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

    At February 5, 1997, there were 7,918,292 shares of Common Stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ULTRAFEM, INC.

                                     INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                         ---------

PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements......................................................................          1

             Balance Sheets as of December 31, 1996 and June 30, 1996..................................          2

             Statements of Operations for the Six Months and Three Months Ended
               December 31, 1996 and 1995..............................................................          3

             Statements of Cash Flows for the Six Months Ended
               December 31, 1996 and 1995..............................................................          4

             Notes to Financial Statements.............................................................        5-6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................................       7-11

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.........................................................................         12

  Item 2.    Changes in Securities.....................................................................         12

  Item 3.    Defaults upon Senior Securities...........................................................         12

  Item 4.    Submission of Matters to a Vote of Security Holders.......................................         12

  Item 5.    Other Information.........................................................................         12

  Item 6.    Exhibits and Reports on Form 8-K..........................................................         12

Signatures.............................................................................................         13

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year end financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-11995) filed on November 13, 1996.

    The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                 ULTRAFEM, INC.

                                 BALANCE SHEETS

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1996           1996
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents........................................................  $  45,219,571  $  24,510,071
  Accounts receivable..............................................................        216,872       --
  Inventory........................................................................      2,517,686        266,951
  Prepaid marketing and other current assets.......................................      1,041,451        609,503
                                                                                     -------------  -------------
    Total Current Assets...........................................................     48,995,580     25,386,525
Property and equipment--net........................................................      7,588,580      2,875,153
Other assets--net..................................................................        980,783      1,146,258
                                                                                     -------------  -------------
    TOTAL ASSETS...................................................................  $  57,564,943  $  29,407,936
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion--long term debt..................................................  $   3,050,589  $   3,442,013
  Accounts payable.................................................................      1,476,527        893,548
  Accrued interest.................................................................        814,293        724,932
  Accrued salaries.................................................................      2,110,603      1,426,093
  Accrued marketing and selling....................................................      1,902,389        200,590
  Other accrued liabilities........................................................      1,885,425        736,816
                                                                                     -------------  -------------
    Total Current Liabilities......................................................     11,239,826      7,423,992
Long-term debt.....................................................................        700,000        700,000
Other liabilities..................................................................         78,831       --
                                                                                     -------------  -------------
    Total Liabilities..............................................................     12,018,657      8,123,992
                                                                                     -------------  -------------
Stockholders' Equity:
  Preferred stock, $.001 par value--authorized 5,000,000 shares $8 cumulative
    Convertible Series A: issued and outstanding 1,121.25 shares stated at
    liquidation preference of $112,125 at June 30, 1996............................       --              112,125
  Common stock, $.001 par value--authorized 20,000,000 shares; outstanding
    7,893,292 and 5,737,241 shares, respectively (stated at).......................         12,062          9,905
  Additional paid-in capital.......................................................     79,396,349     42,207,697
  Deficit..........................................................................    (33,862,125)   (21,045,783)
                                                                                     -------------  -------------
    Total Stockholders' Equity.....................................................     45,546,286     21,283,944
                                                                                     -------------  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $  57,564,943  $  29,407,936
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            SIX MONTHS ENDED            THREE MONTHS ENDED
                                                              DECEMBER 31,                 DECEMBER 31,
                                                       ---------------------------  --------------------------
                                                           1996           1995          1996          1995
                                                       -------------  ------------  ------------  ------------
Net sales............................................  $     654,830  $    --       $    462,290  $    --
                                                       -------------  ------------  ------------  ------------
Costs and Expenses:
  Cost of sales (exclusive of depreciation)..........        772,914       --            414,537       --
  Marketing, sales and distribution..................      7,818,712       660,637     4,897,320       315,221
  Research and development...........................      1,148,986       143,067       754,208        72,451
  General and administrative.........................      3,737,217     1,805,420     1,812,660     1,207,891
  Depreciation and amortization......................        446,994       205,289       233,639       127,107
                                                       -------------  ------------  ------------  ------------
                                                          13,924,823     2,814,413     8,112,364     1,722,670
                                                       -------------  ------------  ------------  ------------
Loss from operations.................................     13,269,993     2,814,413     7,650,074     1,722,670
Interest income......................................       (683,441)       (9,461)     (398,096)       (6,642)
Interest expense.....................................        229,790       382,489       106,932       214,329
                                                       -------------  ------------  ------------  ------------
Net loss.............................................  $  12,816,342  $  3,187,441  $  7,358,910  $  1,930,357
                                                       -------------  ------------  ------------  ------------
                                                       -------------  ------------  ------------  ------------
Net loss per share...................................  $        2.03  $       1.12  $       1.08  $        .68
                                                       -------------  ------------  ------------  ------------
                                                       -------------  ------------  ------------  ------------
Weighted average number of common shares and
  equivalents outstanding............................      6,327,111     2,733,889     6,826,601     2,733,889
                                                       -------------  ------------  ------------  ------------
                                                       -------------  ------------  ------------  ------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           1996          1995
                                                                                       -------------  -----------
Cash flows from operating activities:
    Net loss.........................................................................  $ (12,816,342) $(3,187,441)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation.....................................................................        253,354       32,284
    Amortization of debt issuance, consulting, licensing and patent costs............        193,640      173,005
    Loss on disposal of equipment....................................................          7,724      --
    Non-cash officers compensation...................................................        385,183      558,304
    Non-employee stock based claim settlement........................................        338,535      --
    Changes in operating assets and liabilities......................................        897,726      278,463
                                                                                       -------------  -----------
      Net Cash Used in Operating Activities..........................................    (10,740,180)  (2,145,385)
                                                                                       -------------  -----------
Cash flows from investing activities:
  Purchase of and deposits on property and equipment.................................     (4,974,505)    (144,796)
                                                                                       -------------  -----------
      Net Cash Used in Investing Activities..........................................     (4,974,505)    (144,796)
                                                                                       -------------  -----------
Cash flows from financing activities:
  Proceeds from sale of convertible debentures.......................................       --          2,125,000
  Proceeds from notes payable........................................................       --          2,127,870
  Proceeds from sale of common stock (net of related expenses).......................     36,017,729      --
  Proceeds from exercise of stock options and warrants...............................        667,880      --
  Repayment of borrowings............................................................       (261,424)    (614,155)
  Debt issue costs...................................................................       --           (719,662)
                                                                                       -------------  -----------
      Net Cash Provided by Financing Activities......................................     36,424,185    2,919,053
                                                                                       -------------  -----------
Net increase in cash.................................................................     20,709,500      628,872
Cash and cash equivalents, beginning of period.......................................     24,510,071       73,390
                                                                                       -------------  -----------
Cash and cash equivalents, end of period.............................................  $  45,219,571  $   702,262
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Changes in operating assets and liabilities consist of:
  (Increase) in accounts receivable..................................................  $    (216,872) $   --
  (Increase) in inventory............................................................     (2,250,735)     --
  (Increase) in prepaid marketing and other current assets...........................       (507,408)     (24,293)
  (Increase) in other assets.........................................................        (28,165)    (373,909)
  Increase in accounts payable.......................................................        582,979      501,867
  Increase in accrued liabilities....................................................      3,239,096      174,798
  Increase in other long-term liabilities............................................         78,831      --
                                                                                       -------------  -----------
                                                                                       $     897,726  $   278,463
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Supplementary information:
  Cash paid during the year for:
    Interest.........................................................................  $     134,899  $   250,415
                                                                                       -------------  -----------
                                                                                       -------------  -----------
    Taxes............................................................................  $    --        $   --
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Non-cash financing activities:
  Conversion of secured notes and notes payable to convertible debentures............  $    --        $   850,000
                                                                                       -------------  -----------
                                                                                       -------------  -----------
  Conversion of secured notes to notes payable.......................................  $    --        $   850,000
                                                                                       -------------  -----------
                                                                                       -------------  -----------
  Conversion of convertible debt to common stock.....................................  $     130,000  $   --
                                                                                       -------------  -----------
                                                                                       -------------  -----------
  Issuance of below market value warrants in connection with
    the settlement of a claim........................................................  $     338,535  $   --
                                                                                       -------------  -----------
                                                                                       -------------  -----------
  Conversion of preferred stock to common stock......................................  $     112,125  $   --
                                                                                       -------------  -----------
                                                                                       -------------  -----------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    During August 1996, Ultrafem, Inc. (the "Company" or "Ultrafem") began to recognize revenues from selling the Company's product, INSTEAD-Registered Trademark-. Accordingly, the Company is no longer considered a development stage enterprise as it was through June 30, 1996.

    The balance sheet as at December 31, 1996, and the statements of operations and cash flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Certain reclassifications have been made to conform with the current presentation.

    MARKETING COSTS--Marketing costs are expensed the first time the advertisement or promotion takes place.

    REVENUE RECOGNITION--Revenue is recognized upon shipment of merchandise.

    CONSTRUCTION IN PROGRESS--Capitalized interest is included in construction in progress.

2. INVENTORY

    Inventory consists of the following:

                                                                     DECEMBER 31,   JUNE 30,
                                                                         1996         1996
                                                                     ------------  ----------
Raw materials......................................................   $  558,528   $  258,919
Finished goods.....................................................    1,959,158        8,032
                                                                     ------------  ----------
                                                                      $2,517,686   $  266,951
                                                                     ------------  ----------
                                                                     ------------  ----------

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1996          1996
                                                                   ------------  ------------
Machinery and equipment..........................................   $2,613,652   $  1,480,205
Office furniture and equipment...................................      149,726        105,096
Laboratory equipment.............................................       48,691         49,766
Leasehold improvements...........................................      555,077        439,172
Computer equipment...............................................      380,160        267,970
Construction in progress.........................................    4,347,484        804,068
                                                                   ------------  ------------
                                                                     8,094,790      3,146,277
Less accumulated depreciation and amortization...................     (506,210)      (271,124)
                                                                   ------------  ------------
                                                                    $7,588,580   $  2,875,153
                                                                   ------------  ------------
                                                                   ------------  ------------

                                 ULTRAFEM, INC.

                                  (UNAUDITED)

4. RELATED PARTY

    A director and stockholder of the Company is the Chairman of the Executive Committee of an advertising agency used by the Company which was paid approximately $3,938,000 and $133,000 during the six months ended December 31, 1996 and 1995, respectively. In addition, approximately $2,094,000 and $560,000 owed to such agency are included in accrued liabilities and accounts payable at December 31, 1996 and June 30, 1996, respectively.

    The Company entered into a Research Agreement with ReProtect, LLC, formed by scientists associated with The Johns Hopkins University (including a current director) who conduct research for the Company. Research and development expenditures pursuant to the above agreement amounted to approximately $500,000 for the six months ended December 31, 1996. Included in prepaid marketing and other current assets at December 31, 1996 and June 30, 1996 is $83,300 of prepaid research and development expenditures paid to ReProtect.

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

    The Company's activities during the six months ended December 31, 1996 were focused on the launch of INSTEAD-REGISTERED TRADEMARK-, which commenced in August 1996 and the expansion of the distribution of INSTEAD-REGISTERED TRADEMARK-. The lead market for the initial rollout was in the Pacific Northwest, a region which the Company estimates represents approximately 8% of U.S. households and includes the major markets of San Francisco, Seattle and Portland. The National Retail Tracking Index, Inc. ("NRTI"), an independent retail audit firm, reported that INSTEAD-REGISTERED TRADEMARK-'s store penetration in the Pacific Northwest was 80% as of December 13, 1996 versus 38% at September 27, 1996. Within the Pacific Northwest, food and drug accounts overall dollar share of the tampon category for the twelve weeks ended December 28, 1996 was 2.5% as measured by A.C. Nielsen.

    During April 1997, the Company plans to commence shipments into the second wave of its rollout. The second wave expansion geography is in the Western United States, and includes Southern California, Denver, Montana, New Mexico, Nevada, Wyoming, Hawaii, Alaska, Phoenix and Salt Lake City. Following this launch, INSTEAD-REGISTERED TRADEMARK- will be available in markets representing approximately 25% of U.S. households. The Company has a firm commitment from retail accounts in the rollout geography that represent 70% of the all commodity volume and expects that commitment to build to include accounts that represent 90% of the all commodity volume by the end of February.

    In January 1997, the Company reached agreement with both Target and Walgreens for national distribution of INSTEAD-Registered Trademark- based on positive sales results in the Pacific Northwest and the strong consumer demand for the product. Target has begun shipping INSTEAD-Registered Trademark-nationally to its 760-store chain. Walgreens will take
INSTEAD-Registered Trademark- nationally to all 2,300 of its stores beginning in March.

    During the six months ended December 31, 1996, the Company continued marketing and advertising activities to support the launch of INSTEAD-REGISTERED TRADEMARK- directed toward the consumer, professional target audiences and the retail trade. These activities were centered on generating trial and awareness of INSTEAD-REGISTERED TRADEMARK-. A customized research study conducted in the quarter ending December 31, 1996, showed a 62% intent to convert among consumers who responded to a consumer program offering, with 34% rating themselves "definitely will convert" and 28% rating themselves "probably will convert".

    In addition to INSTEAD-REGISTERED TRADEMARK- launch activities, research and development activities on new products continued. The BufferGel Technology ("BufferGel") developed by the Company's research and development partner, ReProtect, LLC, was selected by HIVNET for funding of clinical trials to test its use for the prevention of AIDS and other sexually transmitted diseases
(STDs). The Phase I clinical trials began in December 1996 in Providence, Rhode Island. The first patent for the BufferGel Technology for a vaginal device for controlling pH by acidic buffering was received on January 14, 1997 by Ultrafem's research and development partner.

    The following table sets forth, for the periods indicated, the percentage increases or decreases of certain items included in the Company's statement of operations:

                                                       INCREASE (DECREASE) FROM PRIOR PERIOD
                                                      ----------------------------------------
                                                       SIX MONTHS ENDED    THREE MONTHS ENDED
                                                       DECEMBER 31, 1996    DECEMBER 31, 1996
                                                      COMPARED WITH 1995   COMPARED WITH 1995
                                                      -------------------  -------------------
Net sales (1).......................................          --                   --
Cost of sales (exclusive of depreciation) (1).......          --                   --
Marketing, sales and distribution...................         1,083.5%             1,453.6%
Research and development............................           703.1                941.0
General and administrative..........................           107.0                 50.1
Depreciation and amortization.......................           117.7                 83.8
Loss from operations................................           371.5                344.1
Interest income (2).................................          --                   --
Interest expense....................................           (39.9)               (50.1)
Net loss............................................           302.1                281.2

------------------------

(1) This percentage is not meaningful since the Company began generating sales in August 1996.

(2) This percentage is not meaningful since the Company began earning interest income in February 1996.

SIX MONTHS 1996 VS. SIX MONTHS 1995 AND THREE MONTHS 1996 VS. THREE MONTHS 1995

    NET SALES

    Net sales for the six months ended December 31, 1996 were $654,830 resulting from the shipment of INSTEAD-REGISTERED TRADEMARK-. The Company was a development stage company for the six months ended December 31, 1995 and generated no sales.

    Net sales for the three months ended December 31, 1996 were $462,290. The Company attributes this increase to the reason set forth in the six month analysis.

    COST OF SALES (EXCLUSIVE OF DEPRECIATION)

    Cost of sales during the six months ended December 31, 1996 were $772,914. The Company was a development stage company during the six months ended December 31, 1995 and incurred no cost of sales. The cost of sales for the six months ended December 31, 1996 was attributable to start-up and manufacturing costs associated with the production of INSTEAD-REGISTERED TRADEMARK- to support related sales. The Company has not reached a level of production adequate to absorb the Company's manufacturing costs on a cost efficient basis.

    Cost of sales for the three months ended December 31, 1996 were $414,537. The Company attributes this increase to the reasons set forth in the six month analysis. During the three months ended December 31, 1996, the Company experienced less start-up manufacturing costs and reached a level of production adequate to absorb the Company's manufacturing costs exclusive of depreciation.

    MARKETING, SALES AND DISTRIBUTION

    Marketing, sales and distribution expense increased to $7,818,712 for the six months ended December 31, 1996 from $660,637 for the six months ended December 31, 1995. This increase was principally attributable to certain expenses incurred in connection with the launch of INSTEAD-REGISTERED TRADEMARK-during the six months ended December 31, 1996 for marketing and advertising for television, print, sampling and coupon mailings to generate consumer trial and awareness of INSTEAD-REGISTERED TRADEMARK- and to a lesser extent market research and administration of the various marketing and sales programs.

    Marketing, sales and distribution expense increased to $4,897,320 during the three months ended December 31, 1996 from $315,221 during the three months ended December 31, 1995. The Company attributes this increase primarily to those reasons set forth above.

    RESEARCH AND DEVELOPMENT

    Research and development expense increased to $1,148,986 for the six months ended December 31, 1996 from $143,067 for the six months ended December 31, 1995. The increase was primarily attributable to payments to ReProtect under the terms of the Company's research and development agreement and for work that was performed by ReProtect in connection with HIVNET Phase I clinical trials.

    Research and development expense increased to $754,208 during the three months ended December 31, 1996 from $72,451 during the three months ended December 31, 1995. The Company attributes this increase primarily to those reasons set forth above.

    GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 107.0% to $3,737,217 for the six months ended December 31, 1996 from $1,805,420 for the six months ended December 31, 1995. This increase was primarily due to non-cash charges resulting from the issuance in prior years of options and warrants to purchase Common Stock at prices below fair market value to officers and a director of the Company and in connection with the settlement of a claim. This increase was also due to increases in legal and professional fees, increases in salaries attributable to administrative support staff, increases in insurance expense and increases in financial public relations expense.

    General and administrative expense increased 50.1% to $1,812,660 during the three months ended December 31, 1996 from $1,207,891 during the three months ended December 31, 1995. The Company attributes this increase primarily to those reasons set forth above offset in part by lower non-cash charges resulting from issuance in prior years of options and warrants to purchase Common Stock at prices below fair market value to officers and a director of the Company.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased 117.7% to $446,994 for the six months ended December 31, 1996 from $205,289 for the six months ended December 31, 1995. This increase was attributable to the increase in the depreciation of property and equipment and the increase in the amortization of deferred debt issuance costs.

    Depreciation and amortization was $233,639 for the three months ended December 31, 1996 and $127,107 for the three months ended December 31, 1995. The 83.8% increase is primarily attributable to those reasons set forth above.

    INTEREST EXPENSE

    Interest expense was $229,790 and $382,489 for the six months ended December 31, 1996 and 1995, respectively. The decrease of 39.9% for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 was attributable to the repayment of debt by the Company.

    Interest expense was $106,932 for the three months ended December 31, 1996 compared to $214,329 for the three months ended December 31, 1995. The decrease of 50.1% for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 was attributable to the reason set forth in the six month analysis.

    INTEREST INCOME

    Interest income was $683,441 and $9,461 for the six months ended December 31, 1996 and 1995, respectively. The increase for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 was attributable to the money received by the Company during February 1996 from its Initial Public Offering ("IPO") and during November, 1996 from its secondary offering which was invested in cash equivalents during the six months ended December 31, 1996.

    Interest income was $398,096 for the three months ended December 31, 1996 and $6,642 for the three months ended December 31, 1995. The increase for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 was attributable to the reasons set forth above.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had $45,219,571 in cash and cash equivalents. From June 30, 1996 to December 31, 1996, the Company's cash position increased by $20,709,500, principally reflecting $36,017,729 in net proceeds from the sale of 2,000,000 shares of the Company's common stock through a secondary public offering; $667,880 in proceeds from the exercise of stock options and warrants offset by $10,740,180 used in operating activities, $4,974,505 used for the purchase of property and equipment, and $261,424 for the repayment of debt.

    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-REGISTERED TRADEMARK-, the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, regulatory and marketing aspects of its products and the extent to which strategic alliances with multi-national pharmaceutical or consumer product companies are formed. At December 31, 1996, the Company had commitments in the amount of approximately $6,860,000, of which $2,860,000 was unpaid, for the purchase of manufacturing equipment and improvements to the manufacturing facility to support startup production and improvements to the new New York office space. Included in accounts payable and accrued liabilities at December 31, 1996 was approximately $293,000 of these unpaid commitments. In addition, in February 1996 the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development. In addition, the Company will also continue to incur additional research and development, prototype manufacturing, laboratory and human clinical studies, as well as market research.

    The Company's stockholders' equity increased by $24,262,342 from June 30, 1996 to December 31, 1996 reflecting net proceeds of $36,017,729 from the sale of 2,000,000 shares of the Company's common stock through a secondary public offering, proceeds from the exercise of stock options and warrants, issuance of below market value stock warrants in connection with the settlement of a claim and conversion of convertible debt into Common Stock of $1,060,955 offset by a net loss for the six months ended December 31, 1996 of $12,816,342.

    The Company believes that the financial resources available to it is an important factor in its ability to achieve the marketing and distribution of INSTEAD-REGISTERED TRADEMARK- and its ability to develop and eventually bring medical products to market. The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, the manufacturing, marketing and distribution of INSTEAD-REGISTERED TRADEMARK-, research and development activities, engineering and design of fully automated manufacturing systems, clinical testing, meeting domestic and international regulatory requirements, applications for domestic and international patent protection, applications for domestic trademark protection and market research. The Company may require additional financing in the future to meet these needs and if unforeseen risks are encountered. If the Company is unable to raise additional capital or arrange satisfactory working capital or additional equity financing the Company may be unable to complete the distribution of INSTEAD-REGISTERED TRADEMARK- into the full United States market. Additional financing may require the issuance of new equity securities, and there can be no assurance that the Company will be able to obtain working capital or additional financing at a favorable rate, if at all.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include the following: dependence on the Company's single product; the need for additional financing to successfully market and distribute INSTEAD-REGISTERED TRADEMARK- as well as for unforeseen risks; the changing priorities of customers as well as other marketing risks; the Company's lack of manufacturing experience; the uncertainty of consumer acceptance; the necessity of regulatory clearances to market its products; potential product liability; risks associated with the Company's proprietary technology; risks associated with the research and development for other applications of the SoftCup-Registered Trademark- Technology; and risks associated with a competitive response to the Company's product. The Company urges readers to carefully review the risks and factors discussed more completely under the heading "Risk Factors" in the Company's Prospectus dated November 13, 1996.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities
  (c)      On November 20, 1996 the Corporation issued an Option Certificate and Agreement under the Corporation's 1990 Stock Option Plan to a consultant of the Corporation in connection with their retention as consultants. The ten-year option is exercisable to purchase (i) 20,000 shares of Common Stock at an exercise price of
           $30 per share ("Tier 1 Shares"), (ii) 20,000 shares of Common Stock at an exercise price of $35 per share ("Tier 2 Shares"), and (iii) 20,000 shares of Common Stock at an exercise price of $40 per share ("Tier 3 Shares"). The Option is exercisable as follows: (i) with respect to 6,666 of each of the Tier 1 Shares, Tier 2 Shares and Tier 3 Shares on May 20, 1997, (ii) with respect to 6,667 of each of the Tier 1
           Shares, Tier 2 Shares and Tier 3 Shares on February 20, 1998, and (iii) with respect to 6,667 of each of the Tier 1 Shares, Tier 2 Shares and Tier 3 Shares on
           November 20, 1998; provided that such options shall only vest if on the date of vesting the option holder is providing consulting services pursuant to a letter agreement between the option holder and the Corporation.

           The Corporation believes the grant of the option was made in reliance upon the exemption from the registration provisions under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits

              EXHIBIT
               NUMBER   EXHIBIT
           -----------  ----------------------------------------------------------------------------------------------
           3.1.......   Amendment to the Amended Restated By-laws of Ultrafem, Inc.
           10.1......   Lease Agreement, dated July 23, 1996 between Ultrafem, Inc. and 805 Third Ave. Co.
           10.2......   Lease Agreement--Amendment No. 1, dated October 30, 1996 between Ultrafem, Inc. and 805 Third
                        Ave. Co.
           10.3......   Letter Agreement, dated October 29, 1996 between Ultrafem, Inc. and Meridian Consulting Group.
           10.4......   Sublease agreement dated October 31, 1996 between Ultrafem, Inc. and High View Capital
                        Corporation and High View Asset Management Corporation as Subtenant.
           27.1......   Financial Data Schedule

  (b)      Reports on 8-K

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

Dated: February 5, 1997