Form 10-Q
period 1997-03-31
ULTRAFEM INC
filed 1997-05-07
CIK 892142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER: 0-27576

                                 ULTRAFEM, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                       33-0435037
 (State or other jurisdiction          (I.R.S. Employer
              of                     Identification No.)
incorporation or organization)

                                805 THIRD AVENUE
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-446-1400
              (Registrant's telephone number, including area code)

                   500 FIFTH AVENUE, NEW YORK, NEW YORK 10110
        (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At May 7, 1997, there were 8,494,170 shares of Common Stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ULTRAFEM, INC.
                                     INDEX

                                                                                                       PAGE NUMBER
                                                                                                       ------------

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements...................................................................       1

              Balance Sheets as of March 31, 1997 and June 30, 1996..................................       2

              Statements of Operations for the Nine Months and Three Months Ended March 31, 1997 and
                1996.................................................................................       3

              Statements of Cash Flows for the Nine Months Ended March 31, 1997 and 1996.............       4

              Notes to Financial Statements..........................................................      5-6

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................      7-11

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings......................................................................       12

  Item 2.     Changes in Securities..................................................................       12

  Item 3.     Defaults upon Senior Securities........................................................       12

  Item 4.     Submission of Matters to a Vote of Security Holders....................................       12

  Item 5.     Other Information......................................................................       12

  Item 6.     Exhibits and Reports on Form 8-K.......................................................       13

Signatures...........................................................................................       14

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

    The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                 ULTRAFEM, INC.

                                 BALANCE SHEETS

                                                                                      MARCH 31,        JUNE 30,
                                                                                         1997            1996
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................  $   33,334,439  $   24,510,071
  Accounts receivable.............................................................         681,897        --
  Inventory.......................................................................       4,166,598         266,951
  Prepaid marketing and other current assets......................................       1,262,724         609,503
                                                                                    --------------  --------------
      Total Current Assets........................................................      39,445,658      25,386,525

Property and equipment--net.......................................................       9,678,029       2,875,153
Other assets--net.................................................................         847,065       1,146,258
                                                                                    --------------  --------------
  TOTAL ASSETS....................................................................  $   49,970,752  $   29,407,936
                                                                                    --------------  --------------
                                                                                    --------------  --------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion--long-term debt.................................................  $    2,725,000  $    3,442,013
  Accounts payable................................................................       1,554,441         893,548
  Accrued interest................................................................         876,343         724,932
  Accrued salaries................................................................       2,510,511       1,426,093
  Accrued marketing and selling...................................................       2,728,776         200,590
  Other accrued liabilities.......................................................       2,077,158         736,816
                                                                                    --------------  --------------
      Total Current Liabilities...................................................      12,472,229       7,423,992
  Long-term debt..................................................................         700,000         700,000
  Other liabilities...............................................................         107,234        --
                                                                                    --------------  --------------
      Total Liabilities...........................................................      13,279,463       8,123,992
                                                                                    --------------  --------------
Stockholders' Equity:
  Preferred stock, $.001 par value--authorized, 5,000,000 shares $8 cumulative
    Convertible Series A: issued and outstanding 1,121.25 shares stated at
    liquidation preference of $112,125 at June 30, 1996...........................        --               112,125
  Common stock, $.001 par value--authorized 70,000,000 shares; outstanding
    7,949,040 and 5,737,241 shares, respectively (stated at)......................          12,118           9,905
  Additional paid-in capital......................................................      79,648,677      42,207,697
  Deficit.........................................................................     (42,969,506)    (21,045,783)
                                                                                    --------------  --------------
      Total Stockholders' Equity..................................................      36,691,289      21,283,944
                                                                                    --------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................  $   49,970,752  $   29,407,936
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                MARCH 31,                     MARCH 31,
                                                      -----------------------------  ----------------------------
                                                           1997           1996           1997           1996
                                                      --------------  -------------  -------------  -------------
Net sales...........................................  $    1,572,007  $    --        $     917,177  $    --
                                                      --------------  -------------  -------------  -------------
Costs and Expenses:
  Cost of sales (exclusive of depreciation).........       1,623,472       --              850,558       --
  Marketing, sales and distribution.................      14,468,202        791,367      6,649,490        130,730
  Research and development..........................       1,849,519        449,555        700,533        306,488
  General and administrative........................       5,990,814      3,579,525      2,253,597      1,774,105
  Depreciation and amortization.....................         770,888        585,884        323,894        380,595
                                                      --------------  -------------  -------------  -------------
                                                          24,702,895      5,406,331     10,778,072      2,591,918
                                                      --------------  -------------  -------------  -------------
Loss from operations................................      23,130,888      5,406,331      9,860,895      2,591,918
Interest income.....................................      (1,222,162)      (131,293)      (538,721)      (121,832)
Interest expense--net...............................          14,997        569,478       (214,793)       186,989
                                                      --------------  -------------  -------------  -------------
Net loss............................................  $   21,923,723  $   5,844,516  $   9,107,381  $   2,657,075
                                                      --------------  -------------  -------------  -------------
                                                      --------------  -------------  -------------  -------------
Net loss per share..................................  $         3.19  $        1.98  $        1.15  $         .85
                                                      --------------  -------------  -------------  -------------
                                                      --------------  -------------  -------------  -------------
Weighted average number of common shares and
  equivalents outstanding...........................       6,863,266      2,863,181      7,928,780      3,121,765
                                                      --------------  -------------  -------------  -------------
                                                      --------------  -------------  -------------  -------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                             1997         1996
                                                                                          -----------  ----------
Cash flows from operating activities:
  Net loss..............................................................................  $(21,923,723) $(5,844,516)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation........................................................................      489,316      48,548
    Amortization of debt issuance, consulting, licensing and patent costs...............      281,572     537,337
    Loss on disposal of equipment.......................................................        7,724      --
    Non-cash officers compensation......................................................      577,310   1,217,767
    Non-employee stock based claim settlement...........................................      337,500      --
    Non-employee stock based compensation...............................................        1,110     150,044
    Changes in operating assets and liabilities.........................................        2,570    (464,202)
                                                                                          -----------  ----------
      Net Cash Used in Operating Activities.............................................  (20,226,621) (4,355,022)
                                                                                          -----------  ----------
Cash flows from investing activities:
  Purchase of and deposits on property and equipment....................................   (7,299,916)   (862,010)
                                                                                          -----------  ----------
      Net Cash Used in Investing Activities.............................................   (7,299,916)   (862,010)
                                                                                          -----------  ----------
Cash flows from financing activities:
  Proceeds from sale of convertible debentures..........................................      --        2,125,000
  Proceeds from notes payable...........................................................      --        2,227,870
  Proceeds from sale of common stock (net of related expenses)..........................   35,924,421  34,085,611
  Proceeds from exercise of stock options and warrants..................................      747,705     776,000
  Proceeds from sale of options and warrants............................................      --              327
  Repayment of borrowings...............................................................     (321,221) (4,363,011)
  Debt issue costs......................................................................      --         (716,458)
                                                                                          -----------  ----------
    Net Cash Provided by Financing Activities...........................................   36,350,905  34,135,339
                                                                                          -----------  ----------
Net increase in cash....................................................................    8,824,368  28,918,307
Cash and cash equivalents, beginning of period..........................................   24,510,071      73,390
                                                                                          -----------  ----------
Cash and cash equivalents, end of period................................................  $33,334,439  $28,991,697
                                                                                          -----------  ----------
                                                                                          -----------  ----------
Changes in operating assets and liabilities consist of:
  Increase in accounts receivable.......................................................  $  (681,897) $   --
  Increase in inventory.................................................................   (3,899,647)     --
  Increase in prepaid marketing and other current assets................................     (728,681)   (392,164)
  Decrease (increase) in other assets...................................................       17,621    (133,005)
  Increase in accounts payable..........................................................      660,893     114,673
  Increase (decrease) in accrued liabilities............................................    4,527,047     (53,706)
  Increase in other long-term liabilities...............................................      107,234      --
                                                                                          -----------  ----------
                                                                                          $     2,570  $ (464,202)
                                                                                          -----------  ----------
                                                                                          -----------  ----------
Supplementary information:
  Cash paid during the year for:

    Interest............................................................................  $   175,564  $  503,214
                                                                                          -----------  ----------
                                                                                          -----------  ----------
    Taxes...............................................................................  $   --       $   --
                                                                                          -----------  ----------
                                                                                          -----------  ----------
Non-cash financing activities:
  Conversion of secured notes and notes payable to convertible debentures...............  $   --       $  850,000
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Conversion of secured notes to notes payable..........................................  $   --       $  850,000
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Conversion of accounts payable to warrants............................................  $   --       $   85,000
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Conversion of convertible debt to common stock........................................  $   395,792  $   --
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Issuance of below market value warrants in connection with the settlement of a
    claim...............................................................................  $   337,500  $   --
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Conversion of preferred stock to common stock.........................................  $   112,125  $   73,125
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Amounts receivable from the issuance of common stock..................................  $   --       $  155,145
                                                                                          -----------  ----------
                                                                                          -----------  ----------
  Issuance of below market value options and warrants in connection with professional
    services and licensing agreement....................................................  $     1,110  $  350,044
                                                                                          -----------  ----------
                                                                                          -----------  ----------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    During August 1996, Ultrafem, Inc. (the "Company" or "Ultrafem") began selling the Company's product, INSTEAD-Registered Trademark-. Accordingly, as of July 1, 1996, the Company is considered an operating entity rather than a development stage enterprise.

    The balance sheet as at March 31, 1997, and the statements of operations and cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Certain reclassifications have been made to conform with the current presentation.

    MARKETING COSTS--Marketing costs are expensed the first time the advertisement or promotion takes place.

    REVENUE RECOGNITION--Revenue is recognized upon shipment of merchandise.

    CONSTRUCTION IN PROGRESS--Capitalized interest is included in construction in progress and netted against interest expense.

2. RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. The Company will begin reporting net income (loss) per share according to this new standard in the second quarter of fiscal 1998. The Company does not expect the implementation of SFAS No. 128 regarding the restatement of prior periods net loss per share to have a material effect on the Company's computation.

3. INVENTORY

    Inventory consists of the following:

                                                                       MARCH 31,     JUNE 30,
                                                                          1997         1996
                                                                      ------------  ----------
Raw materials.......................................................  $  1,161,208  $  258,919
Work-in-process.....................................................        36,457      --
Finished goods......................................................     2,968,933       8,032
                                                                      ------------  ----------
                                                                      $  4,166,598  $  266,951
                                                                      ------------  ----------
                                                                      ------------  ----------

                                 ULTRAFEM, INC.

                                  (UNAUDITED)

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                     MARCH 31,      JUNE 30,
                                                                        1997          1996
                                                                    ------------  ------------
Machinery and equipment...........................................  $  3,762,268  $  1,797,941
Office furniture and equipment....................................       729,185       105,096
Leasehold improvements............................................     1,163,670       439,172
Construction in progress..........................................     4,765,078       804,068
                                                                    ------------  ------------
                                                                      10,420,201     3,146,277
Less accumulated depreciation and amortization....................      (742,172)     (271,124)
                                                                    ------------  ------------
                                                                    $  9,678,029  $  2,875,153
                                                                    ------------  ------------
                                                                    ------------  ------------

5. RELATED PARTY

    A director and stockholder of the Company is the Chairman of the Executive Committee of an advertising agency used by the Company which was paid approximately $8,420,000 and $628,000 during the nine months ended March 31, 1997 and 1996, respectively. In addition, approximately $2,238,000 and $560,000 owed to such agency are included in accrued liabilities and accounts payable at March 31, 1997 and June 30, 1996, respectively.

    The Company entered into a Research Agreement with ReProtect, LLC, formed by scientists associated with The Johns Hopkins University (including a current director) who conduct research for the Company. Research and development expenditures pursuant to the above agreement amounted to approximately $750,000 for the nine months ended March 31, 1997. Included in prepaid marketing and other current assets at March 31, 1997 and June 30, 1996 is $83,300 of prepaid research and development expenditures paid to ReProtect.

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

    The Company's activities during the nine months ended March 31, 1997 were focused on the launch of INSTEAD-REGISTERED TRADEMARK-, which commenced in August 1996 and the expansion of the distribution of INSTEAD-REGISTERED TRADEMARK-. The lead market for the initial rollout was in the Pacific Northwest, a region which the Company estimates represents approximately 8% of U.S. households and includes the major markets of San Francisco, Seattle and Portland. Within the Pacific Northwest, food and drug accounts overall dollar share of the tampon category for the twelve weeks ended March 29, 1997 was 5.3%, as measured by A.C. Nielsen, versus 2.5% for the twelve weeks ended December 28, 1996.

    During the third quarter, the Company solidified plans to launch into the second wave of its rollout. The second wave expansion geography completes the Western United States and includes Southern California, Colorado, Montana, New Mexico, Nevada, Wyoming, Hawaii, Alaska, Arizona and Utah. This launch commenced on April 1, 1997, bringing INSTEAD-REGISTERED TRADEMARK- into markets which the Company estimates represents 25% of United States households. The Company has firm commitments from retail accounts in the rollout geography that represent 90% of all commodity volume in the drug class of trade, and 80% of the all commodity volume within the food class of trade.

    During the third quarter, the Company began shipping
INSTEAD-REGISTERED TRADEMARK- to both Target and Walgreens on a national basis, totaling over 3,000 stores. This commitment from two of the nation's premier retailers, with a combined market reach of 75% of the United States, will give Ultrafem the opportunity to leverage interest from national media and provide a purchase location for the millions of women who reside outside the lead market geography.

    During the nine months ended March 31, 1997, the Company continued marketing and advertising activities for the first two waves of the rollout to support the launch of INSTEAD-REGISTERED TRADEMARK- directed toward the consumer audiences and the retail trade. These activities were centered on generating trial and awareness of INSTEAD-REGISTERED TRADEMARK-. A customized research study conducted in the quarter ended December 31, 1996, showed a 62% intent to convert among consumers who responded to a consumer program offering, with 34% rating themselves "definitely will convert" and 28% rating themselves "probably will convert". A follow-up survey with the same population was conducted in the quarter ended March 31, 1997 which showed 32% had already purchased INSTEAD-REGISTERED TRADEMARK- with another 32% stating they definitely or probably intended to purchase.

    The Company also conducted research on the impact of its advertising campaign. The INSTEAD-REGISTERED TRADEMARK- advertising received the highest recall score in feminine protection advertising history, according to the independent testing firm that conducted the research. Furthermore, an additional independent tracking survey showed that this advertising in combination with the other INSTEAD-REGISTERED TRADEMARK- marketing programs has resulted in brand awareness of 62% in the Pacific Northwest, approaching the awareness levels of key competitors who have been in the marketplace for over twenty-five (25) years.

    In addition to INSTEAD-REGISTERED TRADEMARK- launch activities, research and development activities on new products continued. The BufferGel Technology ("BufferGel") developed by the Company's research and development partner, ReProtect, LLC, was selected by HIVNET for funding of Phase I clinical trials to test its safety in humans for use as an agent for the prevention of AIDS and other sexually transmitted diseases (STDs). The Phase I clinical trials began in December 1996 in Providence, Rhode Island. The first patent for the BufferGel Technology for a vaginal device for controlling pH by acidic buffering was received on January 14, 1997 by Ultrafem's research and development partner.

    The following table sets forth, for the periods indicated, the percentage increases or decreases of certain items included in the Company's statement of operations:

                                                         INCREASE (DECREASE) FROM PRIOR PERIOD
                                                      --------------------------------------------
                                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                                         MARCH 31, 1997         MARCH 31, 1997
                                                       COMPARED WITH 1996     COMPARED WITH 1996
                                                      ---------------------  ---------------------
Net sales (1).......................................           --                     --
Cost of sales (exclusive of depreciation) (1).......           --                     --
Marketing, sales and distribution (3)...............           --                     --
Research and development............................            311.4%                 128.6%
General and administrative..........................             67.4                   27.0
Depreciation and amortization.......................             31.6                  (14.9)
Loss from operations................................            327.8                  280.4
Interest income (2).................................           --                     --
Interest expense....................................            (97.4)                (214.9)
Net loss............................................            275.1                  242.8

------------------------

(1) This percentage is not meaningful since the Company began generating sales in August 1996.

(2) This percentage is not meaningful since the Company began generating interest income in February 1996.

(3) This percentage is not meaningful since the Company began the launch of INSTEAD-REGISTERED TRADEMARK- in August 1996.

NINE MONTHS 1997 VS. NINE MONTHS 1996 AND THREE MONTHS 1997 VS. THREE MONTHS
  1996

    NET SALES

    Net sales for the nine months ended March 31, 1997 were $1,572,007 resulting from the shipment of INSTEAD-REGISTERED TRADEMARK-. The Company was a development stage company for the nine months ended March 31, 1996 and generated no sales.

    Net sales for the three months ended March 31, 1997 were $917,177. The Company attributes this increase to the shipment of INSTEAD-REGISTERED TRADEMARK-.

    COST OF SALES (EXCLUSIVE OF DEPRECIATION)

    Cost of sales during the nine months ended March 31, 1997 was $1,623,472. The Company was a development stage company during the nine months ended March 31, 1996 and incurred no cost of sales. The cost of sales for the nine months ended March 31, 1997 was attributable to start-up and manufacturing costs associated with the production of INSTEAD-REGISTERED TRADEMARK- to support related sales. For the nine months ended March 31, 1997, the Company has not reached a level of production adequate to absorb the Company's manufacturing costs on a cost efficient basis.

    Cost of sales for the three months ended March 31, 1997 was $850,558. The Company attributes this increase to the reasons set forth in the nine month analysis. During the three months ended March 31, 1997, the Company experienced less start-up manufacturing costs and reached a level of production adequate to absorb the Company's manufacturing costs exclusive of depreciation and amortization.

    MARKETING, SALES AND DISTRIBUTION

    Marketing, sales and distribution expense increased to $14,468,202 for the nine months ended March 31, 1997 from $791,367 for the nine months ended March 31, 1996. This increase was principally attributable to expenses incurred in connection with the launch of INSTEAD-REGISTERED TRADEMARK- during the nine months ended March 31, 1997 for marketing and advertising for television, print, sampling and coupon mailings to generate consumer trial and awareness of INSTEAD-REGISTERED TRADEMARK- and to a lesser extent market research and administration of the various marketing and sales programs.

    Marketing, sales and distribution expense increased to $6,649,490 during the three months ended March 31, 1997 from $130,730 during the three months ended March 31, 1996. The Company attributes this increase primarily to those reasons set forth above.

    RESEARCH AND DEVELOPMENT

    Research and development expense increased to $1,849,519 for the nine months ended March 31, 1997 from $449,555 for the nine months ended March 31, 1996. The increase was primarily attributable to payments to ReProtect under the terms of the Company's research and development agreement and to a lesser extent administration of the various research and development programs.

    Research and development expense increased to $700,533 during the three months ended March 31, 1997 from $306,488 during the three months ended March 31, 1996. The Company attributes this increase primarily to those reasons set forth above.

    GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 67.4% to $5,990,814 for the nine months ended March 31, 1997 from $3,579,525 for the nine months ended March 31, 1996. This increase was primarily due to salaries attributable to administration support, non-cash charges resulting from the issuance of warrants to purchase Common Stock at prices below fair market value in connection with the settlement of a claim and increases in financial investor relations expense. This increase was also due, to a lesser extent, to increases in legal fees and consulting expense. This was offset in part by lower non-cash charges resulting from issuance in prior years of options to purchase Common Stock at prices below fair market value to officers and a director of the Company.

    General and administrative expense increased 27.0% to $2,253,597 during the three months ended March 31, 1997 from $1,774,105 during the three months ended March 31, 1996. The Company attributes this increase primarily to those reasons set forth above.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased 31.6% to $770,888 for the nine months ended March 31, 1997 from $585,884 for the nine months ended March 31, 1996. This increase was attributable to the increase in the depreciation of property and equipment offset by a decrease in the amortization of deferred debt issuance costs.

    Depreciation and amortization was $323,894 for the three months ended March 31, 1997 and $380,595 for the three months ended March 31, 1996. The 14.9% decrease is primarily attributable to the write-off of deferred debt issuance costs during the three months ended March 31, 1996 in connection with the repayment of debt by the Company.

    INTEREST EXPENSE

    Interest expense associated with the Company's debt was $314,872 and $569,478 for the nine months ended March 31, 1997 and 1996. For the nine months ended March 31, 1997 interest expense was offset by

$314,872 resulting from capitalized interest for construction in progress. The decrease in interest expense associated with the Company's debt for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 was attributable to the repayment of debt by the Company and the conversion of convertible debt to Common Stock.

    Interest expense associated with the Company's debt was $100,079 and $186,989 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997 interest expense was offset by $314,872 resulting from capitalized interest for construction in progress. The net decrease in interest expense for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was attributable to the reasons set forth above.

    INTEREST INCOME

    Interest income was $1,222,162 and $131,293 for the nine months ended March 31, 1997 and 1996, respectively. The increase for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 was attributable to the money received by the Company during February 1996 from its Initial Public Offering ("IPO") and during November 1996 from its second offering which was invested in cash equivalents during the nine months ended March 31, 1997.

    Interest income was $538,721 for the three months ended March 31, 1997 and $121,832 for the three months ended March 31, 1996. The increase for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was attributable to the reasons set forth above.

    LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company had $33,334,439 in cash and cash equivalents. From June 30, 1996 to March 31, 1997, the Company's cash position increased by $8,824,368, principally reflecting $35,924,421 in net proceeds from the sale of 2,000,000 shares of the Company's Common Stock through a second public offering; $747,705 in proceeds from the exercise of stock options and warrants offset by $20,226,621 used in operating activities, $7,299,916 used for the purchase of property and equipment, and $321,221 for the repayment of debt.

    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-REGISTERED TRADEMARK-, the Company's research and development activities, the level of resources that the Company devotes to the clinical, patent, regulatory and marketing aspects of its products and the extent to which strategic alliances with multi-national pharmaceutical or consumer product companies are formed. At March 31, 1997, the Company had commitments in the amount of approximately $7,997,000, of which $2,885,000 was unpaid, principally for the purchase of manufacturing equipment and improvements to the manufacturing facility to support increased levels of production. Included in accounts payable and accrued liabilities at March 31, 1997 was approximately $749,000 of these unpaid commitments. In addition, in February 1996 the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development. In addition, the Company will also continue to incur additional expenses for research and development, prototype manufacturing, laboratory and human clinical studies, regulatory and patent as well as market research.

    The Company's stockholders' equity increased by approximately $15,407,000 from June 30, 1996 to March 31, 1997 reflecting net proceeds of approximately $35,924,000 from the sale of 2,000,000 shares of the Company's common stock through a second public offering, proceeds from the exercise of stock options and warrants, issuance of below market value stock warrants in connection with the settlement of a claim and conversion of convertible debt into Common Stock of approximately $1,407,000 offset by a net loss for the nine months ended March 31, 1997 of approximately $21,924,000.

    Subsequent to March 31, 1997, all remaining holders of the convertible notes due April 1997 in the amount of $2,725,000 have converted their notes into 545,000 shares of the Company's Common Stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

  (a) On February 10, 1997 the stockholders of the Corporation adopted a proposal to amend the Corporation's Certificate of Incorporation to increase the number of authorized shares of the Corporation's Common Stock from 20,000,000 shares to 70,000,000 shares.

  (c) On February 10, 1997, the Corporation issued ten year options to purchase an aggregate of 5,225 shares of Common Stock under the Corporation's 1990 Stock Option Plan to six employees of the Corporation at an exercise price of $17.875 per share, the closing price of the Common Stock on NASDAQ on the date of grant. The Options are exercisable in five equal annual installments beginning on the first anniversary of the date of grant; provided that subject to the terms of the 1990 Stock Option Plan, such options shall only vest if on the date of vesting the option holder is an employee of the Corporation.

    The Corporation believes the grant of the option was made in reliance upon the exemption from the registration provisions under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

Item 3.Defaults upon Senior Securities

       None.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The Corporation held an Annual Meeting of Stockholders on February 10,
1997.

  (c) At the Annual Meeting of Stockholders', the stockholders of the Corporation voted on (i) the election of John W. Andersen and Charles D. Peebler, Jr. as directors of the Corporation, and (ii) a proposal to amend the Corporation's Certificate of Incorporation to increase the number of authorized shares of the Corporation's Common Stock from 20,000,000 shares to 70,000,000 shares. Of the shares represented at the meeting, 6,979,234 shares were voted for the election of Mr. Andersen to serve as director of the Corporation, 15,101 shares were voted against the election of Mr. Andersen to serve as director of the Corporation or were withheld, and there were no broker non-votes; 6,979,234 shares were voted for the election of Mr. Peebler to serve as director of the Corporation, 15,101 shares were voted against the election of Mr. Peebler to serve as director of the Corporation or were withheld, and there were no broker non-votes; and 5,761,991 shares were voted in favor of the proposal to amend the Corporation's Certificate of Incorporation to increase the number of authorized shares of Common Stock, 1,013,945 shares were voted against the proposal to amend the Corporation's Certificate of Incorporation to increase the number of authorized shares of Common Stock, 6,194 shares abstained with respect to the proposal to amend the Corporation's Certificate of Incorporation to increase the number of authorized shares of Common Stock, and 212,205 shares were broker non-votes.

Item 5.Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  EXHIBIT
  NUMBER     EXHIBIT
-----------  --------------------------------------------------------------------------------------

      27.1   Financial Data Schedule

    (b) Reports on 8-K
      None.

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

Dated: May 7, 1997