Form 10-K405
period 1997-06-30
ULTRAFEM INC
filed 1997-09-29
CIK 892142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO
                         COMMISSION FILE NUMBER 0-27576
                            ------------------------

                                 ULTRAFEM, INC
                          (Exact name of registrant as
                           specified in its charter)

                      DELAWARE                                             33-0435037
          (State or other jurisdiction of                               (I.R.S. Employer
           incorporation or organization)                             Identification No.)
            805 THIRD AVENUE, 17TH FLOOR                                     10022
                 NEW YORK, NEW YORK                                        (Zip Code)
               (Address of principal
                 executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 575-5740
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 Yes X    No __
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].
                            ------------------------

    The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of September 5, 1997, is approximately $74,849,871.
                            ------------------------

    The number of shares outstanding of each of the registrant's classes of common stock, as of September 5, 1997 is as follows:

CLASS                                                                                               NUMBER OF SHARES
--------------------------------------------------------------------------------------------------  -----------------
Common Stock, par value $.001 per share...........................................................        8,541,771

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ULTRAFEM, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                           ---------
                                                       PART I

Item 1.     Business.....................................................................................          3

Item 2.     Properties...................................................................................         16

Item 3.     Legal Proceedings............................................................................         16

Item 4.     Submission of Matters to Vote of Security Holders............................................         16

                                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................         17

Item 6.     Selected Financial Data......................................................................         18

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........         19

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks..................................         23

Item 8.     Financial Statements and Supplementary Data..................................................         23

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........         23

                                                      PART III

Item 10.    Directors and Executive Officers of The Registrant...........................................         24

Item 11.    Executive Compensation.......................................................................         27

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................         34

Item 13.    Certain Relationships and Related Party Transactions.........................................         36

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................         37

------------------------

* Page F-1 follows page 44.

    THIS ANNUAL REPORT ON FORM 10-K INCLUDES STATEMENTS THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS AND WHICH MAY BE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." SUCH STATEMENTS ARE BASED ON MANY ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON A SINGLE PRODUCT, NEED FOR ADDITIONAL FINANCING, NEED TO ACHIEVE ECONOMIES OF SCALE WITH RESPECT TO MANUFACTURING AND LIMITED MANUFACTURING RESOURCES, AS WELL AS COMPETITION, RISKS ASSOCIATED WITH COMPETITIVE RESPONSE, MARKETING RISKS AND THE UNCERTAINTY OF CONSUMER ACCEPTANCE, PRODUCT LIABILITY RISKS AND THE POSSIBILITY OF INSUFFICIENT INSURANCE COVERAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FOREGOING RISKS AND THOSE SET FORTH BELOW.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Ultrafem-Registered Trademark-, Inc. ("Ultrafem" or the "Company") was formed to design, develop and manufacture products based upon its proprietary and patented SoftCup-Registered Trademark- Technology to address women's health care needs. The SoftCup Technology is a physical barrier-type vaginal device designed to enhance the comfort, functionality and effectiveness of products designed for women in the areas of feminine protection, contraception, the prevention of sexually transmitted diseases ("STDs") and the treatment of vaginal infections. The commercial products which will employ the SoftCup Technology will be disposable, single use, universal size and made from a soft, inert, thermoplastic material which becomes more pliable at body temperature and molds to fit the individual user's anatomy. The Company's products target women of reproductive age and are intended to be sold over-the-counter ("OTC") without a prescription.

    The Company's business strategy is to develop and market proprietary products based on its patented SoftCup Technology directed at high potential, underserved segments of the women's health care market. The key elements of this strategy are to (i) continue the launch and ongoing support of the Company's feminine protection product, INSTEAD-Registered Trademark-, in the United States, (ii) develop and submit for the United States Food and Drug Administration ("FDA") clearance or pre-market approval products based upon the SoftCup Technology for the women's health care product arena and (iii) pursue strategic alliances with multi-national consumer product and pharmaceutical companies for national and international marketing, sales and distribution.

FEMININE PROTECTION PRODUCT--INSTEAD-REGISTERED TRADEMARK-

    Management of the Company believes that INSTEAD-Registered Trademark-represents one of the most significant technological developments for feminine protection since the introduction of the first commercial disposable tampon in 1933. INSTEAD-Registered Trademark- differs from other forms of feminine protection currently on the market in that it collects, rather than absorbs, menstrual fluid. The Company believes that the unique design of INSTEAD-Registered Trademark- provides several distinct benefits over currently available forms of feminine protection, including increased comfort, improved performance, reduced health concerns and freedom to engage in most physical (including sexual) activities during menstruation. The Company has obtained FDA clearance to market INSTEAD-Registered Trademark- in the United States. INSTEAD-Registered Trademark- may also be marketed in each of Belgium, Canada, Denmark, Finland, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom subject to compliance with applicable international labeling laws and United States export requirements.

    The Company initiated the launch of INSTEAD-Registered Trademark- in the Fall of 1996 in the Pacific Northwest, a region which the Company estimates represents approximately 8% of United States households and includes the major markets of San Francisco, Seattle, Portland, Spokane, Sacramento and Boise. In the Spring of 1997 the Company expanded the distribution of INSTEAD-Registered Trademark- into the remaining Western United States, a region which the Company estimates represents approximately 16% of United States households and includes the major markets of Los Angeles, San Diego, Phoenix, Salt Lake City, Las Vegas and Denver. In the first half of 1997 the Company also began to distribute
INSTEAD-Registered Trademark- on a national basis through its agreements with Target and Walgreens. Target began shipping nationally in February 1997, and Walgreens began to ship INSTEAD-Registered Trademark- nationally in the beginning of March 1997. CVS/Revco, Eckerd and Rite-Aid have agreed to begin national distribution of INSTEAD-Registered Trademark- during the July to September 1997 period. In addition, the Company intends to increase distribution of INSTEAD-Registered Trademark- with full national distribution anticipated over a three year period beginning with the initial launch of INSTEAD-Registered Trademark-, which may be accelerated or delayed depending upon various factors including market acceptance by retailers and consumers, the availability of additional financing or a strategic alliance. The Company has conducted market research and consumer use testing which indicate significant consumer interest in INSTEAD-Registered Trademark-. See "--Product Testing," and "-- Strategy and Plan of Operations." Marketing and sales programs, such as print and TV advertising, sampling, consumer promotion, direct mail, public and professional relations, and in-store merchandising have been developed and are being utilized to generate consumer awareness and trial in the Western United States.

    The Company distributes INSTEAD-Registered Trademark- primarily through supermarkets, drug stores and mass merchandisers. INSTEAD-Registered Trademark-was widely available on retailers' shelves (defined as available at more than 50% of stores) in the Pacific Northwest launch area beginning in October 1996. Key retailers carrying INSTEAD-Registered Trademark- include Albertsons, Fred Meyer, Longs, Luckys, Safeway, Target, Thrifty Payless, and Walgreen's. Sales to Albertsons and Safeway during the fiscal year ended June 30, 1997 accounted for approximately 15.5% and 14.4%, respectively, of the Company's net sales. The loss of either of these two key retailers could have a material adverse effect on the Company.

    After nine months following its introduction in the Pacific Northwest, a study conducted by KRC Consulting and Research revealed that INSTEAD-Registered Trademark- has gained brand awareness levels of approximately 67%, which compares favorably to its major competitors, who have all been in the market for a minimum of 20 years. Management believes that awareness of the product leads directly to trial which in turn leads directly to purchase and conversion to regular usage.

    INSTEAD-Registered Trademark- became widely available on retailers' shelves in the rest of the Western United States in May 1997. New key retailers in the second launch area include Fry's, King Sooper, Osco, Ralph's, Vons and Wal-Mart. As a result of greater distribution, a refined marketing program, increasing public relations and growing word-of-mouth, INSTEAD-Registered Trademark- has gained market acceptance more rapidly in the second launch area than in the initial launch area.

    Management estimates that the domestic and international feminine protection markets in developed countries are in excess of $9 billion annually. The United States market for feminine protection products such as tampons and pads generates approximately $1.8 billion in annual revenues (based on a 1995 report by AC Nielsen). Approximately 58 million women between the ages of 18 and 54 use feminine protection products in the United States. Approximately 63% of menstruating women in the United States use tampons exclusively or in combination with pads (based on 1996 Simmons Market Research Bureau). The European market for feminine protection products generates approximately $2.9 billion in annual revenues (based on a 1995 report by AC Nielsen) with an estimated 105 million women between the ages of 18 and 54 using feminine protection products. Other developed markets, including Canada, Latin America, Mexico and Asia (other than China and India) represent a combined population in excess of 200 million potential users.

FUTURE WOMEN'S HEALTH CARE PRODUCT APPLICATIONS

    Ultrafem intends to develop additional applications of the SoftCup Technology for vaginal delivery of agents for use in contraception, the prevention of STDs, and the treatment of vaginal infections. The

Company's initial women's health care product under development is an OTC contraceptive product which combines the SoftCup Technology with the BufferGel-TM- Technology, which is licensed by the Company for vaginal use on a worldwide basis. The BufferGel Technology, which has the ability to maintain the normal vaginal pH balance while killing sperm and most STD pathogens, was invented by scientists associated with The Johns Hopkins University ("Johns Hopkins") with whom the Company has previously conducted research. The Company has entered into a research and development agreement with ReProtect, LLC ("ReProtect"), a company founded by these scientists which will continue the investigation and development of women's health care applications of the SoftCup Technology.

    The National Institutes of Health ("NIH") has granted $2 million in contracts to ReProtect and Johns Hopkins for the research and development of the BufferGel Technology for contraception and the prevention of AIDS and other STDs. HIVNET, a unit of the NIH, elected to test the use of the BufferGel Technology as a vaginal microbicide for the prevention of AIDS and other STDs. The FDA allowed an Investigational New Drug ("IND") application permitting the BufferGel Technology to enter Phase I clinical trials which began in December 1996. The Company plans to begin clinical trials of a contraceptive product upon completion of the first stage of the Phase I clinical trials of the BufferGel Technology. In order to achieve this timetable, the Company will need to complete the development of the contraceptive product by combining the SoftCup Technology and the BufferGel Technology. The Company has developed prototypes for the contraceptive product and has begun limited clinical trials on the prototypes in order to determine the optimal design for the contraceptive product. The Company plans to develop additional applications of such technologies for treatment of vaginal infections and topical and systemic therapies. There can be no assurance, however, that any of the clinical trials will demonstrate the necessary degree of safety and effectiveness required for FDA pre-market approval, that ReProtect will receive the benefit of the entire $2 million under the NIH contracts or that any of the foregoing goals or timetables can be met.

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

STRATEGY AND PLAN OF OPERATIONS

    The Company's business strategy is to develop and market proprietary products based on its patented SoftCup Technology directed at high potential, underserved segments of the women's health care market. The key elements of this strategy are to (i) continue the launch and ongoing support of INSTEAD-Registered Trademark- in the United States, (ii) develop and submit for FDA clearance or pre-market approval products based upon the SoftCup Technology for the women's health care product arena and (iii) pursue strategic alliances with multi-national consumer product and pharmaceutical companies for national and international marketing, sales and distribution.

    The Company markets INSTEAD-Registered Trademark- as an innovative alternative to tampons and sanitary napkins. During the Company's fiscal year ended June 30, 1997, the Company commenced distribution of INSTEAD-Registered Trademark- in the Western United States, into an area which management believes represents approximately 24% of U.S. households. In the first half of 1997, the Company also began to distribute
INSTEAD-Registered Trademark- on a national basis through its agreements with Target and Walgreens. CVS/Revco, Eckerd and Rite-Aid have agreed to begin national distribution of INSTEAD-Registered Trademark- during the July to September 1997 period. The Company intends to increase distribution of INSTEAD-Registered Trademark- with full national distribution anticipated over a three year period beginning with the initial launch of INSTEAD-Registered Trademark-, which may be accelerated or delayed depending upon various factors including market acceptance by retailers and consumers, and the availability of additional financing. Distribution in foreign markets could occur simultaneously, provided an appropriate strategic partner is identified. No assurance can be given that the foregoing goals or timetables can be met.

    The Company is developing a contraceptive product and intends to develop additional applications of the combination of the SoftCup Technology with the BufferGel Technology for treatment of vaginal infections and topical and systemic therapies. The Company plans to begin clinical trials of a contraceptive product upon completion of the first stage of the Phase I clinical trials relating to use of the BufferGel Technology as a vaginal microbicide for the prevention of AIDS and other STDs. These Phase I clinical trials, which began in December 1996, are being funded by HIVNET. Any introduction of new products would be dependent on individual product development, obtaining regulatory clearances, the confirmation of the commercial viability of any such product and the development of strategic partnerships to support international market penetration. See "--Other Potential Applications of the SoftCup Technology."

MARKETING AND SALES

    The Company is marketing INSTEAD-Registered Trademark- as an innovative alternative to existing feminine protection products, including tampons and sanitary napkins. When the marketing campaign is expanded into the full United States market, it will be directed specifically at the Company's target consumer audience of approximately 58 million women. See "--Feminine Protection Market--Domestic Market." The Company, in conjunction with Bozell Worldwide, Inc., a leading multinational advertising and marketing communications company, has developed detailed plans integrating consumer advertising, professional advertising, consumer research, professional and consumer public relations, and direct marketing.

    The Company has implemented marketing programs directed at the consumer target audience, the professional target audience and the retail trade. Initial plans for the consumer target audience included a multimedia consumer advertising campaign comprised of direct response television, product sampling and couponing via mail, public relations, print advertising, professional outreach, a 1-800-INSTEAD-Registered Trademark- Care Line and in-store merchandising. To date, all marketing programs have been substantially directed to the Western United States. The Company intends to increase marketing to other geographic regions as the national roll out of INSTEAD-Registered Trademark-continues.

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

    The Company distributes INSTEAD-Registered Trademark- principally through supermarkets, drug stores and mass merchandisers. Management believes that this marketing approach enables it to compete effectively for sales and shelf space with its larger, better capitalized competitors. The Company has retained Meridian Consulting Group ("Meridian") to formulate selling strategies and implement sales plans by trade channel and key accounts. Meridian provides the sales management organization, which supervises a broker network and which develops trade promotion plans and introductory sales presentations for the introduction of INSTEAD-Registered Trademark- into the United States market. The fees for such services are currently $100,000 per month plus additional fees for special projects requested by the Company. The Company expects that this amount will increase in the future as INSTEAD-Registered Trademark- is introduced into additional geographies. Ultrafem has retained five Health and Beauty Aid brokers as the brokers for INSTEAD-Registered Trademark-. The use of brokers is predominant in the Health and Beauty Aid business. The brokers are generally compensated on a commission basis, based on a percentage of sales of INSTEAD-Registered Trademark-. There can be no assurance that the Company's marketing efforts will be successfully implemented.

    The Company works with an array of outside marketing and sales professionals who are supporting the launch of INSTEAD-Registered Trademark-. The Company's in-house marketing and sales professionals both supervise and coordinate the Company's use of outside professionals. The Company currently plans to continue to outsource a significant portion of its marketing and sales activities, since outside professionals contribute significant and diverse skills, knowledge of trade, and marketing and sales experience to the Company, at a cost which the Company could not currently provide in-house.

FEMININE PROTECTION MARKET

    BACKGROUND

    The menstrual cycle normally begins between the ages of 12 and 13 and continues to menopause, which generally occurs between the ages of 46 and 54. The cycle averages 28 days, with the normal period lasting from five to six days. The period begins with one to three days of heavy flow and then tapers to a daily light flow over several more days.

    Some women use either tampons or sanitary napkins on an exclusive basis. Many women use both tampons and sanitary napkins because they are not satisfied with the use of any one type of product. Management believes that INSTEAD-Registered Trademark- provides women with significant advantages over the currently available feminine protection products and expects to attract women that use both sanitary napkins and tampons.

    INSTEAD-Registered Trademark- is a new product and women will need to become accustomed to using it. Some women may find digital insertion unappealing. INSTEAD-Registered Trademark-, like certain other vaginal products, is not recommended for women who have had toxic shock syndrome ("TSS") or use an IUD. INSTEAD-Registered Trademark- also should not be used immediately after childbirth, miscarriage or early termination of pregnancy.
INSTEAD-Registered Trademark- is not reusable, nor is it flushable or biodegradable.

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

                                                                                 % OF                            % OF
PRODUCT TYPE                                                     1992        MARKET SHARE        1995        MARKET SHARE
------------------------------------------------------------  -----------  -----------------  -----------  -----------------
                                                              ($MILLION)                      ($MILLION)
Sanitary Napkins............................................   $     941              59%      $   1,084              62%
Tampons.....................................................         643              41             677              38
                                                              -----------            ---      -----------            ---
Total.......................................................   $   1,584             100%      $   1,761             100%
                                                              -----------            ---      -----------            ---
                                                              -----------            ---      -----------            ---

------------------------

Source: AC Nielsen

    Management believes approximately 58 million women between the ages 18 and 54 use feminine protection products and represent the Company's target user group in the United States domestic market. Based on the Company's market research, management expects to ultimately generate trial of INSTEAD-Registered Trademark- by approximately 15-17 million women in this target audience. There can be no assurance that INSTEAD-Registered Trademark-will be tried by such number of women, or that such women will remain as users of INSTEAD-Registered Trademark-.

    EUROPEAN AND OTHER DEVELOPED MARKETS

    The European market for feminine protection products generated approximately $2.9 billion in revenues in 1995, which represents a 7.5% increase over the prior two years (based on 1995 Nielsen). According to such report, pantyliners and pads had a 76% market share and tampons had a 24% share.

                                                                                 % OF                            % OF
PRODUCT TYPE                                                     1993        MARKET SHARE        1995        MARKET SHARE
------------------------------------------------------------  -----------  -----------------  -----------  -----------------
                                                              ($MILLION)                      ($MILLION)
Pantyliner..................................................   $     424              16%      $     483              17%
Towels (Pads)...............................................       1,638              60           1,739              59
Tampons.....................................................         643              24             688              24
                                                              -----------            ---      -----------            ---
Total.......................................................   $   2,705             100%      $   2,910             100%
                                                              -----------            ---      -----------            ---
                                                              -----------            ---      -----------            ---

------------------------

Source: AC Nielsen

    Management believes approximately 105 million women between the ages of 18 and 54 use feminine protection products in Europe and represent the Company's target user group in this market.

    Other developed markets, including Canada, Latin America, Mexico and Asia (other than India and China) present a combined population in excess of 200 million potential users.

MANUFACTURING

    INSTEAD-Registered Trademark- is currently produced at the Company's manufacturing facility in Missoula, Montana using a patent-pending process. The facility currently has two semi-automated lines which each have a capacity of approximately 4,000,000 units per month on a three shift basis. The semi-automated lines consist of a piece of special equipment to manufacture the INSTEAD-Registered Trademark- SoftCup, which is called the thermoforming line; a flow wrapper machine that puts INSTEAD-Registered Trademark- into individual "intimate wraps" and the cartoning machine that puts
INSTEAD-Registered Trademark- into 6, 14, 20 and 24 count cartons. To commercialize INSTEAD-Registered Trademark- successfully, the Company will have to increase the number of units it can produce, reduce per-unit manufacturing costs and achieve the high-quality standards required. Two fully automated lines have been ordered. Each fully automated line will have a capacity of approximately 14,500,000 units per month. Management believes that these two production lines will be able to significantly lower the per unit production costs of INSTEAD-Registered Trademark-. The Company ultimately plans to add additional capacity to meet its future product requirements for U.S. and international markets. The Company leases the office and manufacturing space in Missoula which contains a controlled environment module which secures the manufacturing equipment. To date the Company estimates that it has produced an aggregate of approximately 35 million of INSTEAD-Registered Trademark- SoftCups through June 30, 1997.

    The Company has developed thermoplastic formulations which are proprietary to the Company. They are permeable to many commercially established drugs and are easily welded to each other and to other delivery components. Management believes the performance of these formulations in combination with the manufacturing process is an important component of developing a practical, low cost production process. See "--Patent Status and Patent Applications; Proprietary Technology."

OTHER POTENTIAL APPLICATIONS OF THE SOFTCUP TECHNOLOGY

    The SoftCup Technology has significant potential women's health care applications. Management plans to develop commercial applications of the SoftCup Technology to be used as a vaginal drug delivery system because, by virtue of direct contact with vaginal mucous membranes, the SoftCup Technology can provide an easy and direct method for topical and systemic vaginal drug treatments. The Company believes that these products have significant commercial applications for contraception, prevention of STDs, treatments of vaginal infections and topical and systemic therapies.

    Under a research agreement, which expired by its terms on June 30, 1993, Johns Hopkins investigated using the SoftCup Technology as a delivery system for monoclonal antibodies and other agents as protection against pregnancy and STDs. Laboratory experiments have indicated that the SoftCup Technology can deliver the BufferGel both to the surface of the cervix and to the lumenal surfaces of the vagina. Dr. Richard A. Cone and Dr. Kevin J. Whaley, who are affiliated with Johns Hopkins, and along with Dr. Thomas Moench, previously conducted research for the Company in connection with the research agreement with Johns Hopkins. These individuals formed ReProtect which will continue the investigation of using the SoftCup Technology as a vaginal drug delivery system of agents for contraception, prevention of STDs, treatments of vaginal infections and for topical and systemic therapies. Dr. Richard A. Cone is a member of the Company's Board of Directors. Dr. Thomas R. Moench, formerly an Assistant Professor of Medicine at Johns Hopkins, is an expert in virology, molecular biology and monoclonal antibody production. From 1984 through 1993, he served on the faculty of Johns Hopkins as a consultant physician in Infectious Diseases. He developed an animal model for studying the vaginal and rectal (transmucosal) transmission of an AIDS-like disease in cats caused by feline immunodeficiency virus. Dr. Kevin J. Whaley, an Associate Research Scientist in Biophysics and an Adjunct Faculty member, Population Dynamics/ Reproductive Biology, Johns Hopkins, is an expert on monoclonal antibodies and vaccines that protect against both pregnancy and disease and on vaginal drug delivery.

    Two of the scientists who formed ReProtect invented the BufferGel Technology, which ReProtect has licensed to the Company. The Company believes that the BufferGel Technology, when combined with the patented SoftCup Technology, will provide enhanced protection against pregnancy and STDs as well as enhanced treatments for vaginal infections. The BufferGel Technology has the ability to maintain the normal vaginal pH balance while killing sperm and most STD pathogens. The mechanical barrier action of the SoftCup Technology combined with the BufferGel Technology may fill the needs for an effective woman controlled prophylactic contraceptive as well as vaginal anti-infective. The NIH has granted $2 million in contracts for the research and development of the BufferGel Technology for contraception and the prevention of AIDS and other STDs. There can be no assurance, however, that ReProtect will receive the benefit of the entire $2 million under the NIH contracts.

    The FDA has allowed an IND application permitting the BufferGel Technology to enter Phase I clinical trials which began in December 1996. These Phase I clinical trials are being funded by HIVNET, a unit of the NIH, to test the use of the BufferGel Technology as a vaginal microbicide for the prevention of AIDS and other STDs. The Company plans to begin clinical trials of a contraceptive product upon completion of the first stage of the Phase I clinical trials of the BufferGel Technology. In order to achieve this timetable, the Company will need to complete development of the contraceptive product by combining the SoftCup Technology and the BufferGel Technology. The Company will develop additional applications of the combination of the SoftCup Technology and the BufferGel Technology, for treatment of vaginal infections and topical and systemic therapies with a view towards seeking FDA approval to enter clinical trials for such applications. The Company also intends to develop other vaginal drug delivery products, including for the prevention of STDs. There can be no assurance, however, that any of the foregoing goals or timetables can be met, or that any of the clinical trials will demonstrate the necessary degree of safety and effectiveness required for FDA pre-market approval.

    ReProtect conducts research at Johns Hopkins in accordance with a ten year License, Research and Development Agreement between the Company and ReProtect (the "ReProtect Agreement") under which the Company provides ReProtect at least $1 million annually for research. ReProtect is party to a research agreement with Johns Hopkins which expires August 31, 1999. In addition, ReProtect also has an independent research facility and could conduct research independent of Johns Hopkins by upgrading its current facilities. The ReProtect Agreement provides the Company with an exclusive, worldwide license for the use of the BufferGel Technology coupled with the SoftCup Technology, for which ReProtect received a one time payment of $100,000, a royalty of $.01 per unit of the product sold and ten and one-half year options to purchase 125,000 shares of common stock, par value $.001 per share ("Common Stock"), at an exercise price of $8.00 per share and 100,000 shares of Common Stock at an exercise price of $6.00 per share, exercisable upon the attainment of certain milestones. In addition, ReProtect has granted the Company a worldwide license for vaginal use of the BufferGel Technology without the SoftCup Technology, for which ReProtect received a one time payment of $100,000, options to purchase 175,000 shares of Common Stock at an exercise price of $8.00 per share, exercisable upon the attainment of certain milestones, and a royalty of either 5% or 3% (depending on whether a patent has been issued) of net sales of the BufferGel Technology (without the SoftCup Technology). The ReProtect Agreement contains the parties' agreement to negotiate in good faith to extend the term, as well as other customary provisions in agreements of this type, including provisions relating to noncompetition, confidentiality and early termination of the agreement and the licenses therein under certain circumstances.

    The Company plans to continue pursuing other potential applications of the SoftCup Technology. Beyond the potential applications discussed above, the ongoing longer-range research and development with the ReProtect research team will focus on the development of vaginal delivery of monoclonal antibodies against sperm and STD pathogens. Management believes that these natural protective agents will facilitate a new generation of products for vaginal protection and therapy. The Company will require FDA clearance or pre-market approval to market different applications of the SoftCup Technology in the United States. There is no assurance that the Company will be successful in developing, or getting regulatory approval for, additional applications for the SoftCup Technology.

STRATEGIC ALLIANCES

    The Company is seeking domestic and international strategic alliances with multinational pharmaceutical and/or consumer product companies to support the launch of INSTEAD-Registered Trademark- into international markets, to support the distribution of INSTEAD-Registered Trademark- into the full United States market and to support the development of other commercial applications of the SoftCup Technology. The Company believes that forming strategic alliances with multinational pharmaceutical and/or consumer product companies will enhance both its ability to successfully bring INSTEAD-Registered Trademark- to international markets and its capability to develop new applications for the SoftCup Technology, such as contraception and vaginal drug delivery applications.

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

PRODUCT TESTING

    The Company has completed extensive laboratory testing of INSTEAD-Registered Trademark- for the purpose of satisfying the FDA's safety requirements. The Company has conducted biocompatibility, toxicity and microbiological testing both IN VITRO (outside a living organism) and IN VIVO (inside a living organism). Management believes, based on the non-absorbent nature of INSTEAD-Registered Trademark- and the results of tests performed by two independent laboratories on the materials of which INSTEAD-Registered Trademark-is made and human clinical trials, that INSTEAD-Registered Trademark- is safe.

    The tests for toxicity and biocompatibility were conducted by the Company through independent laboratories in compliance with good laboratory practice ("GLP") regulations. Management believes the results of these tests demonstrate INSTEAD-Registered Trademark-'s safety. Arent Fox Kintner Plotkin & Kahn, FDA regulatory counsel to the Company, has advised the Company that such results, which have been submitted to the FDA, satisfy current FDA safety testing requirements for this type of product.

    The microbiological testing that was conducted demonstrated that INSTEAD-Registered Trademark- did not alter the growth of bacteria normally present in the vaginal micro flora and did not cause the production of Toxic Shock Syndrome Toxin-l. All studies were conducted by an independent laboratory in accordance with GLP regulations. All test results described herein were submitted to the FDA in connection with the initial 510(k) notification relating to INSTEAD-Registered Trademark-. See "--Regulatory Status."

    Subsequent to the clearance of the initial 510(k) notification, the Company completed human clinical test studies to determine the safety of longer wear times of INSTEAD-Registered Trademark-. While the Company did not believe it necessary to conduct clinical testing to increase the maximum wear time of INSTEAD-Registered Trademark- since the devices to which it was found substantially equivalent by the FDA either do not have a maximum wear time or can be worn for at least 12 to 14 hours, if not longer, the Company conducted a clinical study to support the safety of the 12 hour wear time. The study was conducted by The Crucible Group of Atlanta, Georgia, following review by an Institutional Review Board, and was analyzed by MTC-BRI International, Inc. ("MTC-BRI") of Rockville, Maryland. The study evaluated the effect of use of INSTEAD-Registered Trademark- on the vaginal micro flora in approximately 100 women for 8, 12, and 24 hours. The investigators concluded that increasing the wear time to 12 or even 24 hours does not result in increased colonization by the etiologic agent of TSS, does not lead to increased colonization by pathogens that cause bacterial vaginosis, does not lead to increased colonization by E. COLI, the most common agent causing urinary tract infections, and does preserve the normal LACTOBACILLUS-predominant vaginal flora. In response to the results of such testing the Company increased the recommended wear time from 8 to 12 hours. See "--Regulatory Status"

COMPANY-SPONSORED RESEARCH

    AWARENESS AND TRIAL RESEARCH

    In December 1996, the Company retained KRC Research and Consulting to begin quarterly tracking of consumer awareness and trial in the Pacific Northwest. A random phone survey of women in December, March and June showed a growing awareness level of INSTEAD-Registered Trademark- of 23%, 62% and 67% among women 18-54. Concurrently, trial among women 18-54 grew from 3%, to 8%, to 13%.

    CONVERSION RESEARCH

    In November 1996 the Company retained KRC Research and Consulting, a division of Bozell Worldwide, Inc., to contact approximately 2,400 consumers who had requested an INSTEAD-Registered Trademark- starter kit or coupon. The survey indicated that of the approximately 2,400 women who had requested a starter kit or coupon, 35% had already tried the product with 64% indicating that they definitely or probably intended to purchase INSTEAD-Registered Trademark-. In January 1997, a follow-up survey was conducted with the same population. Approximately 60% of the original non-triers had tried the product and 32% had already purchased the product with an additional 32% indicating a positive purchase intent.

    In May 1997, the Company retained Yankelovich Partners, Inc. to conduct a study of 1,500 women in the Pacific Northwest who had tried
INSTEAD-Registered Trademark-. The study concluded that approximately 35% of women who try INSTEAD-Registered Trademark- will ultimately become long-term users; i.e. women who purchased INSTEAD-Registered Trademark- on at least three occasions.

PATENT STATUS AND PATENT APPLICATIONS; PROPRIETARY TECHNOLOGY

    A United States patent with respect to the SoftCup Technology (for use for feminine protection during menstruation either with or without vaginal drug delivery) was issued on March 22, 1994. Foreign patent applications corresponding thereto were filed by the Company in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In addition, United States patents with respect to the BufferGel Technology were issued to ReProtect on January 14, 1997 and April 8, 1997, for a vaginal device and method for controlling pH by acidic buffering.

    The Company has in the past and will continue to pursue in the future patent protection for its technology and products that are patentable. The Company's original patent application was filed by Ms. Contente and subsequently assigned to the Company. The patent contains claims covering the use of the SoftCup Technology for menstruation either with or without vaginal drug delivery. The Company has filed a United States continuation application with additional claims on other aspects of the SoftCup Technology. In addition, the Company has filed patent applications in the United States on specific drug delivery systems and in the United States and in foreign countries under the Patent Cooperation Treaty on the method of manufacturing the SoftCup Technology. To further protect its technology, the Company intends to file additional patent applications on inventions relating to processing technology, specific vaginal drug delivery systems and other new product applications.

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

TRADEMARKS

    The Company obtained registrations for its trademarks with the United States Patent and Trademark Office for "INSTEAD-Registered Trademark-," "INSTEAD-Registered Trademark- and its logo," "SoftCup," and "Ultrafem" in 1996, 1997, 1992 and 1993, respectively. As of September 2, 1997, the INSTEAD-Registered Trademark- mark has been registered in Australia, Canada, Paraguay, Switzerland and Taiwan. The Company has also filed an application to register the trademark "INSTEAD-Registered Trademark-" in Argentina, Brazil, Chile, India, Korea, Mexico, New Zealand, Pakistan, Panama, Philippines, Russia, South Africa, Turkey, Uruguay, Venezuela, and the European Community.

REGULATORY STATUS

    Government regulation, both domestic and foreign, will be a significant factor in manufacturing and marketing INSTEAD-Registered Trademark-. The lengthy process of seeking FDA and foreign government clearance and the ongoing process of complying with applicable federal statutes and regulations require expending substantial resources.

    In 1993, the FDA cleared the Company's pre-market notification submission under Section 510(k) of the FDCA. The FDA's clearance of this notification enables the Company to market INSTEAD-Registered Trademark- in the United States and to export it overseas subject to the general controls provisions of the FDCA. Subsequent to FDA clearance of this notification submission, modifications, which the Company believes to be minor, were made to the formulation of certain materials used in INSTEAD-Registered Trademark- to improve the manufacturing process. An applicable FDA regulation requires the filing of a new 510(k) notification when, among other things, there is a major change or modification in the intended use of the device, or a change or modification in material, chemical composition or manufacturing process, that could significantly affect the device's safety or effectiveness. A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared device or its intended use necessitates the filing of a new 510(k) notification. The Company conducted a full range of toxicological testing subsequent to the changes in materials, including laboratory tests to determine the effect on the vaginal micro flora and on the production of the toxin which causes TSS. The results of the studies confirmed that these changes did not affect the safety of the product. As a result, the Company, and its regulatory counsel, do not believe a new 510(k) notification was necessary to make this change. The Company's rationale and support for the change are in records as required by FDA GMP regulations and are available for inspection by the FDA.

    The Company has also decided to label INSTEAD-Registered Trademark- with a 12 hour maximum wear time. The labeling for INSTEAD-Registered Trademark-, as cleared by the FDA in the original 510(k) notification, included an 8 hour maximum wear time. While the Company did not believe it necessary to conduct clinical testing to increase the maximum wear time since the devices to which INSTEAD-Registered Trademark- was found substantially equivalent by the FDA either do not have a maximum wear time or can be worn for at least 12 to 14 hours, if not longer, the Company conducted a clinical study to support the safety of the 12 hour wear time. See "--Product Testing." The study was conducted by The Crucible Group of Atlanta, Georgia. The investigators concluded that increasing the wear time of INSTEAD-Registered Trademark- to 12 or even 24 hours does not result in increased colonization by the etiologic agent of TSS, does not lead to increased colonization by pathogens that cause bacterial vaginosis, does not lead to increased colonization by E. COLI, the most common agent causing urinary tract infections, and does preserve the normal LACTOBACILLUS-predominant vaginal flora. Since there has not been a change in the intended use of the product, and the Company's clinical studies have demonstrated that the 12 hour maximum wear time is safe, and since the wear time is similar to that for devices to which the product was found "substantially equivalent" by the FDA, the Company does not believe a new 510(k) notification is necessary to increase the maximum wear time to 12 hours. Prior to finalizing the change in labeling, the Company met with the FDA on June 19, 1996. At that meeting the results of the studies were discussed. The FDA requested that the Company submit these results of its clinical testing, which the Company provided on July 17, 1996. On October 25, 1996 the Company received a letter from the FDA confirming that the Company could increase the wear time of INSTEAD-Registered Trademark- to 12 hours without filing a new 510(k) notification. On June 16, 1997 the Company received a letter from the FDA, in response to a letter submitted by the Company, which reiterated that the change did not appear to significantly affect the safety or effectiveness of the device. The Company has prepared a report on its rationale that it need not file a new 510(k) notification for this change, which is kept on file as required by FDA GMP regulations.

    On April 7, 1997, the Company submitted a supplemental 510(k) notification to the FDA, requesting clearance to amend the labeling of INSTEAD-Registered Trademark- to include use of the product in anticipation of menses to help prevent accidents and for use outside the menstrual period to help prevent staining and spotting of clothing caused by normal occasional bleeding. This 510(k) notification was cleared by the FDA on June 6, 1997, and the Company is in the process of amending labeling to include these new indications for use and information relating thereto.

    The Company's manufacturing facility in Missoula, Montana is subject to GMP regulations which are promulgated by the FDA, international quality standards and other regulatory requirements. The failure by the Company to comply with the foregoing could adversely affect the Company's production and financial condition.

    The Company has obtained Canadian government acceptance to market INSTEAD-Registered Trademark- in Canada. INSTEAD-Registered Trademark- may be marketed in each of Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom subject to compliance with applicable labeling laws and FDA requirements concerning exports. Regulatory approvals or clearances are being pursued in Argentina, Australia, Brazil, India, Mexico, Pakistan, Russia, Saudi Arabia, Turkey, and the United Arab Emirates; however, there can be no assurance that the Company will be able to comply with any such requirements.

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

GOVERNMENT REGULATION

    Medical devices are regulated in the United States under the 1976 Medical Device Amendments ("MDA") and the 1991 Safe Medical Devices Act to the FDCA, and under pertinent implementing regulations issued by the FDA. Every medical device in United States commercial distribution is classified by the FDA as a Class I, II or III device. All three classes require compliance with the general device controls of the MDA (provisions governing establishment registration; product listing; adulteration; misbranding; pre-market notification; notification of unreasonable risk; repair, replacement or refund; recalls; device records and reports; and GMP regulations). A Class II device must comply with such MDA general controls and any applicable performance standard or other special controls promulgated by the FDA. A Class III device must be clinically tested for safety and effectiveness for its intended use(s) and obtain the FDA's approval of a pre-market approval application ("PMA") containing the results of such tests before it can be marketed. Thereafter, such a device must comply with the conditions of approval of the PMA and with the MDA general controls.

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

    On April 7, 1997, the Company submitted a supplemental 510(k) notification to the FDA, requesting clearance to amend the labeling of INSTEAD-Registered Trademark- to include use of the product in anticipation of menses to help prevent accidents and for use outside the menstrual period to help prevent staining and spotting of clothing caused by normal occasional bleeding. This 510(k) notification was cleared by FDA on June 6, 1997, and the Company is in the process of amending labeling to include these new indications for use and information relating thereto.

    Menstrual cups such as INSTEAD-Registered Trademark- are classified as Class II medical devices by the FDA pursuant to applicable FDA regulations. Submission and clearance of a 510(k) notification, through a finding of "substantial equivalence" is required under the FDCA to market a Class II medical device in the United States. The FDA cleared the 510(k) notification for INSTEAD-Registered Trademark- on October 5, 1993.

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

COMPETITION

    The market for feminine protection products is presently dominated by large and well-financed companies which have substantially greater resources than the Company. The Company believes that certain of such competitors have increased their marketing efforts in response to the launch of INSTEAD-Registered Trademark-. Management believes INSTEAD-Registered Trademark-has significant distinct benefits when compared to other feminine protection products currently available and that the Company is the sole provider of this type of feminine protection. In addition, the market for contraceptives and other women's health care products is presently dominated by large and well-financed companies which have substantially greater resources than the Company, and the ability of the Company to compete in this area is dependent to a large extent on its ability to successfully develop products, have such products cleared for market, and the ability to manufacture any such products on a cost-efficient basis.

RAW MATERIALS

    INSTEAD-Registered Trademark- is manufactured from a thermoplastic elastomer which is available from a wide variety of domestic and international sources and is currently supplied by Shell Chemical Company pursuant to a written sales contract. Management has identified several sources of supply of raw materials and believes such materials are readily available from such other sources. A change in the supplier of a raw material would not require further FDA clearance, provided that there is no change in the raw material. See "-- Regulatory Status."

EMPLOYEES

    As of June 30, 1997, the Company had 103 full-time employees, and 35 temporary full-time employees. The Company believes its relations with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement or represented by a collective bargaining unit.

ITEM 2. PROPERTIES.

    The Company has entered into a ten year lease for office space at 805 Third Avenue, New York, New York for its principal office which provides for monthly base rent of approximately $42,233 for the first two years, increasing to a maximum of approximately $48,682 per month by the end of the term. The Company has entered into a three and one-half year sublease for a portion of such space under which the subtenant will pay approximately $13,000 per month, plus allocable expenses of approximately $1,000 per month. In July 1997, the Company extended the leases, for a minimum of twelve months, for modular office space in Missoula, Montana, with rental payments of $1,230 per month and $1,350 per month, respectively. In April 1996, the Company entered into a three year lease for administrative office space in Missoula, Montana for a monthly rent of $2,123. The Company has also entered into two five-year leases beginning in July 1997 for its manufacturing facility in Missoula, Montana. One of such leases is for approximately 40,000 square feet at a monthly rent of $10,833.33. The other lease is for up to 38,055 square feet, as such space becomes available over an eighteen month period, at an annual rate of $3.25 per square foot.

ITEM 3. LEGAL PROCEEDINGS.

    In September 1997, a complaint was filed by Dr. Earl Pruyn in the United States District Court for the District of Montana, Missoula Division seeking a judgment against the Company and its directors. The plaintiff alleges that the Company and its directors did not satisfy the terms of the plaintiff's 10% Subordinated Convertible Debenture, Number 94-C1, dated October 28, 1994 (the "Debenture"). The plaintiff further alleges that the Debenture was convertible into 46,316 shares of Common Stock rather than the 11,579 shares of Common Stock which the Company believes were due upon such conversion. The suit seeks recovery of damages and attorney fees. The Company believes it has meritorious defenses in this lawsuit and intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    The Common Stock was initially offered to the public on February 22, 1996 at a price of $10.00 per share and is quoted on the Nasdaq National Market. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated as reported on the Nasdaq National Market.

                                                                            HIGH      LOW
                                                                           -------  -------
Fiscal year 1996:
  Third quarter (since February 22nd)..................................... $16      $11 1/8
  Fourth quarter..........................................................  36       11 3/4
Fiscal year 1997:
  First quarter...........................................................  25 3/4   14
  Second quarter..........................................................  26 1/4   16 1/2
  Third quarter...........................................................  21 1/4   12 1/2
  Fourth quarter..........................................................  16 3/4   12 5/8

    On September 5, 1997, the last sale price of the Common Stock was $8.75 as reported on the Nasdaq National Market. At September 5, 1997, there were 281 stockholders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data for the five years ended June 30, 1997 should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  YEAR ENDED JUNE 30,
                                      ---------------------------------------------------------------------------
                                          1993           1994           1995            1996            1997
                                      -------------  -------------  -------------  --------------  --------------
Net sales...........................  $    --        $    --        $    --        $     --        $    3,533,810
Cost of sales (exclusive of
  depreciation).....................       --             --             --              --             3,371,544
Marketing, sales and
  distribution......................       --             --              123,531       2,406,277      26,448,837
Research and development............        830,761        452,552        181,475       1,403,557       2,464,674
General and administrative..........      1,139,339      1,387,784      1,444,911       5,095,261       8,510,195
Depreciation and amortization.......         50,686        126,872        166,533         738,883       1,045,163
Interest expense....................         71,117        336,732        464,615         665,381          15,945
Interest income.....................       --             --             --              (489,379)     (1,601,693)
                                      -------------  -------------  -------------  --------------  --------------
Net loss............................  $   2,091,903  $   2,303,940  $   2,381,065  $    9,819,980  $   36,720,855
                                      -------------  -------------  -------------  --------------  --------------
                                      -------------  -------------  -------------  --------------  --------------
Net loss per share..................  $        0.79  $        0.87  $        0.87  $         2.74  $         5.08
                                      -------------  -------------  -------------  --------------  --------------
                                      -------------  -------------  -------------  --------------  --------------
Weighted average number of common
  shares and equivalents (1)........      2,640,387      2,658,214      2,698,152       3,529,494       7,231,401
                                      -------------  -------------  -------------  --------------  --------------
                                      -------------  -------------  -------------  --------------  --------------
Balance Sheet Data:
  Working capital (2)...............  $  (2,386,815) $  (2,438,701) $  (2,662,142) $   17,962,533  $   13,317,812
  Total assets......................        670,147        603,424        766,959      29,407,936      40,706,293
  Long-term debt....................        787,358      2,880,075      4,032,493         700,000         700,000
  Stockholders' (deficiency)
    equity..........................     (2,573,795)    (4,733,714)    (6,011,780)     21,283,944      24,868,238

------------------------

(1) The weighted average number of common shares outstanding during the first half of fiscal year 1996 and during fiscal years 1995, 1994 and 1993 include incremental shares for the Common Stock, warrants and other potentially dilutive securities issued and options granted to purchase Common Stock which were issued within one year prior to the effective date of the Initial Public Offering (the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. For periods subsequent to the effective date of the Initial Public Offering ("IPO"), the Company computes loss per common and common equivalent share in accordance with APB No. 15, accordingly, the effect of the assumed exercise of stock options which were issued in periods prior to the one-year period previously mentioned and the effect of the assumed conversion of the convertible preferred stock are not included because their effect is antidilutive.

(2) Includes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company's activities during the year ended June 30, 1997 were focused on the commercial introduction of INSTEAD-REGISTERED TRADEMARK-. The introduction of INSTEAD-REGISTERED TRADEMARK- was initiated in the Fall of 1996 in the Pacific Northwest, a region which the Company estimates represents approximately 8% of U.S. households and includes the major markets of San Francisco, Seattle, Portland, Spokane, Sacramento and Boise. Key retailers carrying INSTEAD-REGISTERED TRADEMARK- in this geography include Albertsons, Fred Meyer, Longs, Luckys, Safeway, Target, Thrifty Payless, and Walgreens. In the Spring of 1997, the Company expanded the distribution of INSTEAD-REGISTERED TRADEMARK-into the remaining Western United States, a region which the Company estimates represents approximately 16% of U.S. households and includes the major markets of Los Angeles, San Diego, Phoenix, Salt Lake City, Las Vegas and Denver. New key retailers in this geography include Fry's, King Sooper, Osco, Ralph's, Vons and Wal-Mart. In the first half of 1997, the Company began to distribute INSTEAD-REGISTERED TRADEMARK- on a national basis to Target and Walgreens. In addition, CVS/Revco, Eckerd and Rite-Aid have agreed to begin national distribution in the first quarter of fiscal 1998.

    During the year ended June 30, 1997, the Company continued marketing and advertising activities for INSTEAD-REGISTERED TRADEMARK- directed to the consumer audiences and retail trade. These activities were centered on generating awareness and trial of INSTEAD-REGISTERED TRADEMARK-. The Company also conducted research on the impact of its advertising campaign in the Pacific Northwest. The INSTEAD-REGISTERED TRADEMARK- advertising received the highest recall score in feminine protection advertising history, according to the independent testing firm that conducted the research. Furthermore, an additional independent tracking survey showed that this advertising in combination with the other INSTEAD-REGISTERED TRADEMARK- marketing programs has resulted in brand awareness of 67% in the Pacific Northwest, approaching the awareness levels of key competitors who have been in the marketplace for over twenty (20) years.

    Since INSTEAD-Registered Trademark-'s commercial introduction into the U.S. Pacific Northwest, AC Nielsen dollar market share of internal feminine protection has increased every quarter with a 4.4% dollar market share for the quarter ended June 1997. Consumer trial continues to steadily trend upward as tracked by a large scale, quantitative study by KRC Research and Consulting, with 13% of consumers in the Pacific Northwest trying
INSTEAD-REGISTERED TRADEMARK- after nine months of retail availability in June 1997, up from 8% in March 1997.

    In May 1997, the Company utilized Yankelovich Partners, Inc., a leading independent research firm, to complete an extensive study with the objective of providing an evaluation of long-term conversion. The study, using Yankelovich's proprietary 11 point purchase intent scale, determined that the likelihood of a consumer purchasing INSTEAD-REGISTERED TRADEMARK- at least 3 times after initial trial was 35.7%. The strong conversion rate was the result primarily of extremely high product satisfaction of 89%. In addition, over 90% of the purchasers claim they would recommend INSTEAD-REGISTERED TRADEMARK- to a friend or relative.

    Manufacturing activities to support the launch of INSTEAD-REGISTERED TRADEMARK- progressed during the second half of the fiscal year. For the year ended June 30, 1997, gross margin exclusive of depreciation was positive, as the Company maintained a level of production adequate to absorb manufacturing costs. The manufacturing facility has contributed greater gross profit dollars in each of the last three quarters of the fiscal year ended June 30, 1997 while increasing production to meet greater demand for the Company's product INSTEAD-REGISTERED TRADEMARK-.

    In addition to INSTEAD-REGISTERED TRADEMARK- launch activities, research and development activities on new products continued. The BufferGel Technology ("BufferGel") developed by the Company's research and development partner, ReProtect, LLC, was selected by HIVNET for funding Phase I clinical trials to test its safety in humans for use as an agent for the prevention of AIDS and other sexually transmitted diseases (STDs). The Phase I clinical trials began in December 1996 in Providence, Rhode Island. The first patent for the BufferGel Technology for a vaginal device for controlling pH by acidic buffering was received on January 14, 1997 by Ultrafem's research and development partner, ReProtect, LLC.

    The following table sets forth, for the periods indicated, the percentage increases or decreases of certain items included in the Company's statements of operations:

                                                                                               PERCENTAGE
                                                                                        INCREASE (DECREASE) FROM
                                                                                              PRIOR PERIOD
                                                                                      ----------------------------
                                                                                      JUNE 30, 1996  JUNE 30, 1997
                                                                                      COMPARED WITH  COMPARED WITH
                                                                                      JUNE 30, 1995  JUNE 30, 1996
                                                                                      -------------  -------------
Net sales (1).......................................................................       --             --
Cost of sales (exclusive of depreciation) (1).......................................       --             --
Marketing, sales and distribution (1)...............................................       --             --
Research and development............................................................         673.4%          75.6%
General and administrative..........................................................         252.6           67.0
Depreciation and amortization.......................................................         343.7           41.5
Interest income (2).................................................................       --               227.3
Interest expense....................................................................          43.2          (97.6)
Net loss............................................................................         312.4          273.9

------------------------

(1) This percentage is not meaningful since the Company began generating sales in August 1996.

(2) This percentage is not meaningful since the Company began generating interest income in February 1996.

NET SALES

    Net sales for the year ended June 30, 1997 were $3,533,810 resulting from the sale of INSTEAD-REGISTERED TRADEMARK-. Net sales for the fourth quarter ended June 30, 1997 were $1,961,803, more than double the third quarter ended March 31, 1997 of $917,177, representing the third consecutive, sequential doubling of quarterly sales. The Company did not begin selling its product until fiscal 1997, therefore no sales were generated during the year ended June 30, 1996.

COST OF SALES (EXCLUSIVE OF DEPRECIATION)

    Cost of sales during the year ended June 30, 1997 was $3,371,544 ending the full year with a positive gross margin, exclusive of depreciation. The Company did not begin selling its product until fiscal 1997, therefore no cost of sales were incurred during the year ended June 30, 1996. The cost of sales for the year ended June 30, 1997 was attributable to start-up and manufacturing costs associated with the production of INSTEAD-REGISTERED TRADEMARK- to support related sales and samples. Additionally, cost of sales includes approximately $95,000 of expenses in connection with "debugging" the new automated manufacturing line, which is scheduled to be put into production during fiscal 1998. Cost of sales and gross profit net of this charge was $3,276,544 and $257,266, respectively.

MARKETING, SALES AND DISTRIBUTION

    Marketing, sales and distribution expense during the year ended June 30, 1997 was $26,448,837 as compared to $2,406,277 during the year ended June 30, 1996. The increase in marketing, sales and distribution expenses for the year ended June 30, 1997 compared to June 30, 1996 was principally attributable to expenses incurred in connection with the initial launch of INSTEAD-REGISTERED TRADEMARK- into the Pacific Northwest, expansion into further western geography and initiation of distribution into selected national accounts. This included marketing, advertising for television, print, sampling and coupon mailings to generate consumer trial and awareness of INSTEAD-REGISTERED TRADEMARK- and, to a lesser extent, administration of the various marketing and sales programs and market research.

    Marketing, sales and distribution expense increased to $2,406,277 for the year ended June 30, 1996 from $123,531 for the year ended June 30, 1995. The increase was primarily due to expenses related to the launch of INSTEAD-REGISTERED TRADEMARK- which had been planned for, and commenced in, the Fall of 1996, including market research, development of trade promotion plans and package design.

RESEARCH AND DEVELOPMENT

    Research and development expense increased 75.6% to $2,464,674 for the year ended June 30, 1997 from $1,403,557 for the year ended June 30, 1996. The increase was primarily attributable to payments to ReProtect under the terms of the Company's research and development agreement and to a lesser extent administration of the various research and development programs.

    Research and development expense increased 673.4% to $1,403,557 during the year ended June 30, 1996 from $181,475 for the year ended June 30, 1995. The increase was primarily attributable to payments to ReProtect under the terms of the Company's research and development agreement, research and testing expenses related to INSTEAD-REGISTERED TRADEMARK-, increased travel expenses and raw material costs in connection with production startup expenses, as well as legal expenses associated with research and development.

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 67.0% to $8,510,195 for the year ended June 30, 1997 from $5,095,261 for the year ended June 30, 1996. This increase was primarily due to salaries attributable to support general and administrative activities, financial investor relations expense, professional fees, consulting expense and office related expenses. This increase was also due, to a lesser extent, to non-cash charges resulting from the issuance of warrants to purchase Common Stock in connection with the settlement of a claim. This was offset in part by lower non-cash charges resulting from issuance in prior years of options to purchase Common Stock to a director, employee and officers of the Company.

    General and administrative expense increased 252.6% to $5,095,261 during the year ended June 30, 1996 from $1,444,911 for the year ended June 30, 1995. The increase was primarily due to expenses related to the launch of INSTEAD-REGISTERED TRADEMARK-, including market research, development of trade promotion plans and package designs, as well as non-cash charges resulting from the issuance of options to purchase Common Stock to a director, employee and officers of the Company.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased 41.5% to $1,045,163 for the year ended June 30, 1997 from $738,883 for the year ended June 30, 1996. This increase was attributable to the increase in the depreciation of property and equipment offset by a decrease in the amortization of deferred debt issuance costs.

    Depreciation and amortization increased 343.7% to $738,883 for the year ended June 30, 1996 from $166,533 for the year ended June 30, 1995. The increase was attributable to increases in the amortization of deferred debt issuance costs.

INTEREST EXPENSE

    Interest expense was $15,945 and $665,381 for the years ended June 30, 1997 and 1996, respectively. For the year ended June 30, 1997 interest expense was offset by $401,330 resulting from capitalized interest for construction in progress. The decrease in interest expense for the year ended June 30, 1997 compared to the year ended June 30, 1996 was attributable to the repayment of debt by the Company, conversion of convertible debt to Common Stock, and the capitalization of interest associated with construction in progress for the year ended June 30, 1997.

    Interest expense was $665,381 for the year ended June 30, 1996 and $464,615 for the year ended June 30, 1995. The 43.2% increase for the year ended June 30, 1996 compared to the year ended June 30, 1995 was attributable to the increase in debt incurred by the Company in the year ended June 30, 1996.

INTEREST INCOME

    Interest income was $1,601,693 and $489,379 for the years ended June 30, 1997 and 1996, respectively. The increase for the year ended June 30, 1997 compared to the year ended June 30, 1996 was attributable to the interest on money received by the Company during February 1996 from its IPO and during November 1996 from its second offering which was invested in cash equivalents during the year ended June 30, 1997.

    Interest income was $489,379 for the year ended June 30, 1996 compared to $-0- for the year ended June 30, 1995. The increase for the year ended June 30, 1996 compared to the year ended June 30, 1995 was attributable to the interest on money received by the Company in February 1996 from its IPO which was invested in cash equivalents during the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had $20,751,393 in cash and cash equivalents. From June 30, 1996 to June 30, 1997, the Company's cash position decreased by $3,758,678, principally reflecting $31,050,950 used in operating activities, $9,086,281 used for the purchase of and deposits on property and equipment, and $321,221 for the repayment of debt; offset in part by $35,924,421 in net proceeds from the sale of 2,000,000 shares of the Company's Common Stock through a second public offering and $775,353 in proceeds from the exercise of stock options and warrants.

    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-REGISTERED TRADEMARK-, the Company's research and development activities, the level of resources that the Company devotes to the clinical, patent, regulatory and marketing aspects of its products and the extent to which strategic alliances with multi-national pharmaceutical or consumer product companies are formed. At June 30, 1997, the Company had commitments in the amount of approximately $7,250,000, of which $2,882,178 was unpaid, principally for the purchase of manufacturing equipment and improvements to the manufacturing facility to support increased levels of production. Included in accounts payable and accrued liabilities at June 30, 1997 was approximately $1,270,443 of these unpaid commitments. In addition, in February 1996, the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development. The Company will also continue to incur additional expenses for research and development, prototype manufacturing, laboratory and human clinical studies, regulatory and patent as well as market research.

    The Company's stockholders' equity increased by approximately $3,584,000 from June 30, 1996 to June 30, 1997 reflecting net proceeds of approximately $35,924,000 from the sale of 2,000,000 shares of the Company's Common Stock through a second public offering; approximately $4,381,000 from the conversion of convertible debt into Common Stock, proceeds from the exercise of stock options and warrants, non-employee stock-based compensation and issuance of stock warrants in connection with the settlement of a claim; offset by a net loss for the year ended June 30, 1997 of approximately $36,721,000.

    The Company believes that the financial resources available to it is an important factor in its ability to achieve the marketing and distribution of INSTEAD-REGISTERED TRADEMARK- and its ability to develop and eventually bring women's health care products to market. The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, the manufacturing, marketing and distribution of INSTEAD-REGISTERED TRADEMARK-, research and development activities, engineering and design of fully automated manufacturing systems, clinical testing, meeting domestic and international regulatory requirements, applications for domestic and international patent protection, applications for domestic trademark protection and market research. The Company will require additional financing to meet these needs and if unforeseen risks are encountered. The Company is currently seeking to raise up to $50 million in a private placement. The securities sold in the private placement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or in an applicable exemption from registration requirements of such Act. Additional financing may require the issuance of new equity securities, and there can be no assurance that the Company will be able to obtain working capital or additional financing at a favorable rate, if at all.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include the following: dependence on the Company's single product; the need for additional financing to successfully market and distribute INSTEAD-REGISTERED TRADEMARK- as well as for unforeseen risks; the changing priorities of customers, inherent limitations of market research and accuracy of syndicated data purchased by the Company, as well as other marketing risks; the Company's need to achieve economies of scale in its manufacturing operations; the uncertainty of consumer acceptance; the necessity of regulatory clearances to market its products; potential product liability; risks associated with the Company's proprietary technology; risks associated with the research and development for other applications of the SoftCup Technology; and risks associated with a competitive response to the Company's product. The Company urges readers to carefully review the risks and factors discussed more completely under the heading "Risk Factors" in the Company's Prospectus dated November 13, 1996 and the description of the Company's business in Form 10-K for the year ended June 30, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial Statements are included herein commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the directors and executive officers of the Company. The executive officers of the Company are elected for a term of one year or until their successors are duly elected and qualify; however, certain of the executive officers have employment agreements which provide for longer terms of office. See "--Employment Agreements and Certain Agreements with Management."

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
John W. Andersen.....................................          60   President; Chief Executive Officer; Director and
                                                                    Chairman of the Board of Directors
Audrey Contente......................................          54   Executive Vice President and Founder; Director
Dori M. Reap.........................................          46   Senior Vice President of Finance and Administration;
                                                                    Chief Financial Officer and Secretary
Tonya G. Hinch.......................................          34   Senior Vice President, Marketing and Sales
Gary Nordmann........................................          55   Vice President, Operations
Richard A. Cone......................................          61   Director
Joy Vida Jones.......................................          47   Director
Martin Nussbaum......................................          50   Director
Charles D. Peebler, Jr...............................          61   Director
Barrie Zesiger.......................................          52   Director

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

    AUDREY CONTENTE is the Executive Vice President and a Director of the Company, as well as the Founder of the Company and inventor of the SoftCup Technology. Ms. Contente is responsible for manufacturing and product development. Ms. Contente has served as a Director of the Company since its formation in March 1990; as an Executive Vice President since July 1996; as a Senior Vice President from July 1993 to June 1996; and as Senior Vice President of Manufacturing and Product Development from November 1995 to June 1996. Ms. Contente also served as Chairman of the Board of the Company from March 1990 to July 1993, and Chief Executive Officer of the Company from May 1992 to July 1993. She has experience in marketing and sales, business development and biomedical instrumentation. As a result of years of research in feminine hygiene technology which led to the ultimate design of the SoftCup Technology, Ms. Contente applied for a United States patent and subsequently founded the Company. She began her career in sales in 1976 with J.T. Baker Chemical Co. where she was responsible for selling biomedical instrumentation and supplies. From 1980 to 1990 she was the principal of Audrey Contente & Associates, a management consulting firm specializing in strategic planning and market development projects. During this 10-year period, she devoted substantial and continuous effort in researching, designing and developing the SoftCup Technology and INSTEAD-Registered Trademark-.

    DORI M. REAP has been the Senior Vice President of Finance and Administration and Chief Financial Officer of the Company since August 1, 1995. She became Secretary of the Company in June 1996. She has been in senior financial positions over the past 18 years in major consumer products companies and has significant experience in finance, business planning and analysis, restructuring and information systems. Ms. Reap was Chief Financial Officer of The Franklin Mint in 1994. For the period of 1990 to 1993, Ms. Reap was Vice President and Chief Financial Officer of Johanna Dairies, a subsidiary of John Labatt Limited, with annual sales of approximately $1 billion. From 1978 to 1989, Ms. Reap worked for Frito Lay, Inc., a subsidiary of PepsiCo, Inc., in successively senior positions and as Finance Director from 1985 to 1989.

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

    JOY VIDA JONES, a Director of the Company since 1994, has practiced law for the last twenty-one years, having received a J.D. from New York University School of Law (1976). She was a partner at Rogers & Wells when she left the firm in 1993 after 10 years of practice there. She has served since 1990 as a Trustee of the Calvert Social Investment Fund, which is an investor in the Company. Since June 1993, Ms. Jones has acted as a personal manager to musicians. She is a Trustee of her alma mater, Sarah Lawrence College (B.A. 1971), as well as several funds and societies.

    MARTIN NUSSBAUM, a Director of the Company since 1996, has been a partner of the law firm of Shereff, Friedman, Hoffman & Goodman, LLP since 1976. The Company has retained Shereff, Friedman, Hoffman & Goodman, LLP in the past and during the fiscal year. See "Certain Relationships and Related Party Transactions" and "Legal Matters."

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

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth the cash compensation paid by the Company, as well as certain other compensation paid for the fiscal years ended June 30, 1997, 1996 and 1995 to the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company whose annual compensation exceeds $100,000 (collectively, the "Named Executives"). See also "Employment Agreements and Certain Agreements with Management."

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                                -----------------------------------------------
                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                   ------------
                                                                                    SECURITIES
                                                                    OTHER ANNUAL    UNDERLYING
NAME AND PRINCIPAL POSITION                      SALARY    BONUS    COMPENSATION   OPTIONS (#)
----------------------------------------        --------  --------  ------------   ------------
John W. Andersen........................  1997  $333,332     --       $92,457(1)      --
  President and Chief Executive           1996  $250,000  $195,000(2)   $56,627(3)    --
  Officer, Chairman of the Board          1995   $20,833     --        --           574,862

Audrey Contente.........................  1997  $288,333   $75,000(4)   $71,322(5)    --
  Executive Vice President,               1996  $570,164(6)    --      --             --
  Founder and Director                    1995   $74,286     --        --             --

Dori M. Reap............................  1997  $195,834     --       $42,933(7)      --
  Senior Vice President, Finance          1996  $150,000   $75,000    $25,401(7)    150,000
  and Administration, Chief               1995     --        --        --             --
  Financial Officer and Secretary

Tonya G. Hinch..........................  1997  $183,333     --       $25,270(8)      --
  Senior Vice President,                  1996   $97,917   $30,000    $28,997(8)    100,000
  Marketing and Sales                     1995     --        --        --             --

Gary Nordmann...........................  1997  $140,000     --       $42,384(9)      --
  Vice President, Operations              1996   $32,308     --       $37,775(10)   30,000
                                          1995     --        --       $33,897(10)     --

------------------------

(1) Includes royalty payments on the sale of INSTEAD-Registered Trademark- of $30,615; payment of $24,819 premium on universal life insurance policy, and use of Company car of $2,500. Mr. Andersen accrued royalty payments on the sale of INSTEAD-Registered Trademark- of approximately $37,217 in the fourth quarter of the fiscal year 1997, which was subsequently paid in fiscal year 1998.

(2) Mr. Andersen became entitled to a signing bonus of $195,000 upon the execution of his employment agreement in July 1994. A portion of the signing bonus was paid out of the proceeds of the Company's initial public offering of Common Stock (the "IPO") which occurred in February 1996. See "Employment Agreements and Certain Agreements with Management."

(3) Includes payment of $24,818 premium on a universal life insurance policy.

(4) Ms. Contente became entitled to a signing bonus of $75,000 upon the execution of her employment agreement in July 1996.

(5) Includes royalty payments on the sale of INSTEAD-Registered Trademark- of $30,615, and $37,500 due to Ms. Contente in connection with her serving as a spokeswoman for INSTEAD-Registered Trademark-. See "-Employment Agreements and Certain Agreements with Management." Ms. Contente accrued royalty payments on the sale of

    INSTEAD-Registered Trademark- of approximately $37,217 in the fourth quarter of the fiscal year 1997, which was subsequently paid in fiscal year 1998.

(6) Includes Ms. Contente's base salary for fiscal year 1996 of $175,000 and $395,164 of accrued salary for fiscal years 1992, 1993 and 1994, a portion of which was paid out of the proceeds of the IPO.

(7) Includes relocation allowance of $20,580 for 1996 and $24,000 for 1997.

(8) Includes relocation allowance of $28,791 for 1996 and $24,516 for 1997.

(9) Includes relocation allowance of $41,792 for 1997.

(10) Consists of consulting fees paid to Mr. Nordmann, who served as a consultant to the Company prior to becoming the Vice President, Operations in March 1996.

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

    In the past, the Board of Directors has delegated the authority to administer the 1990 Stock Option Plan to the Compensation Committee. The Compensation Committee had the full power and authority, subject to the provisions of the 1990 Stock Option Plan, to designate participants, grant options and determine the terms of all options, and the right to make adjustments with respect to options granted under the 1990 Stock Option Plan in order to prevent dilution of the rights of any holder. Members of the Compensation Committee are not eligible to receive options under the 1990 Stock Plan. In the future, it is anticipated that the entire Board of Directors will administer the 1990 Stock Option Plan, and exercise such powers and authority, with respect to most grants of options thereunder.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

                                                                               NUMBER OF SECURITIES
                                                                                    UNDERLYING
                                                                                    UNEXERCISED
                                                                                 OPTIONS AT FISCAL      VALUE OF UNEXERCISED
                                                                                       YEAR             IN-THE-MONEY OPTIONS
                                          SHARES ACQUIRED          VALUE              END(#)           AT FISCAL YEAR END($)
                                            ON EXERCISE          REALIZED          EXERCISABLE/             EXERCISABLE/
NAME                                            (#)                 ($)            UNEXERCISABLE           UNEXERCISABLE
-------------------------------------  ---------------------  ---------------  ---------------------  ------------------------
John W. Andersen.....................                0                   0          459,890/114,972   $   4,322,966/$1,080,737

Audrey Contente......................                0                   0                 75,000/0   $              431,250/0

Dori M. Reap.........................                0                   0           120,000/30,000   $       770,000/$192,500

Tonya Hinch..........................                0                   0            60,000/40,000   $       345,000/$230,000

Gary Nordmann........................                0                   0            10,000/20,000   $         32,500/$65,000

COMPENSATION OF DIRECTORS

    The Directors of the Company receive no cash compensation for serving on the Board of Directors. Prior to July 1, 1997, non-employee directors of the Company received stock options under the Ultrafem, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "1995 Plan"). The 1995 Plan, which was approved by the Company's stockholders, provided that upon becoming a director (and persons who were non-employee directors on the date of adoption of the 1995 Plan, upon the adoption date) receive a one-time grant of a ten-year option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date immediately preceding the date of grant. Of the aggregate number of shares issuable under such option, 5,000 shares vest immediately and the remaining 10,000 shares vest in equal installments of 2,500 shares on each of the first four anniversaries of the date of grant, provided that the holder is then still serving as a director of the Company. The holder of such an option may exercise the option with respect to the vested portion of the option, in accordance with its terms, for a period of one year after ceasing to be a member of the Board of Directors due to death or permanent disability. A maximum of 250,000 shares ("Shares) of Common Stock may be issued pursuant to the 1995 Plan, and 75,000 Shares have already been used for the grant of stock options.

    On June 17, 1997 the Board of Directors approved the amendment and restatement of the 1995 Plan, as the "Amended and Restated Ultrafem, Inc. 1995 Stock Plan For Non-employee Directors" (the "Amended 1995 Plan"). Beginning in the Company's 1998 fiscal year, each non-employee director will be entitled to receive an annual retainer of 800 Shares for Board membership, 600 Shares for committee chairmanship and 150 Shares for committee membership. In addition, a non-employee director will receive compensation of 50 Shares per meeting for the attendance of Board meetings and 25 Shares per meeting for the attendance committee meetings. Payment of the annual retainer and meeting fee compensation will be made annually, if not deferred pursuant to the Amended 1995 Plan, on the first business day following the end of the fiscal year for which such compensation is payable. If a non-employee director does not serve a full fiscal year, the annual retainer for such incomplete fiscal year will be pro-rated based on the number of full months during which he or she served as a non-employee director, and payment will be made on the first business day following the end of the fiscal year for which the pro-rated compensation is payable. The Shares, when issued pursuant to the Amended 1995 Plan, may be transferred or sold by the non-employee director subject to compliance with any lock-up agreement, insider trading policy and federal or states securities laws to which the non-employee director may be subject. Non-employee directors may choose to defer the compensation due under the Amended 1995 Plan. Upon deferral, all compensation which a non-employee director accrues will be credited to an account maintained on the books of the Company for the benefit of such director. Non-employee directors who choose to defer compensation may elect to receive the compensation in one lump-sum payment to be paid as of (i) the first business day on or after the fifth anniversary of the date on which the compensation would otherwise be payable, (ii) upon a change in control (as defined) of the Company, or (iii) the earlier of those two events as the Director may elect. Despite any such election, the balance in a director's account will be paid on the first business day of the month immediately following the date of a director's cessation of services as a non-employee director of the Company. After July 1, 1997, persons retained to serve as non-employee directors will receive an initial retainer of 1,000 Shares provided that he or she serves as a director for at least one year, and has not previously received an option or an initial retainer under the Amended 1995 Plan. The Amended 1995 Plan does not affect options granted to non-employee directors prior to the amendment of the Plan.

EMPLOYMENT AGREEMENTS AND CERTAIN AGREEMENTS WITH MANAGEMENT

    Mr. Andersen is the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Andersen entered into a five year employment agreement with the Company, dated July 29, 1994, which, as amended, provides for a base salary of $250,000 per annum. The base salary increased to $350,000 upon the introduction of INSTEAD-Registered Trademark- to at least five percent of the United States. His base salary will increase to $500,000 upon the formation of a "strategic alliance," which is defined as the formation of an alliance with one or more multinational pharmaceutical and/or consumer product companies to facilitate developing and marketing the Company's product line. Mr. Andersen is entitled to receive royalties of $.005 for each unit of INSTEAD-Registered Trademark- sold and $.01 for each unit of product based on the SoftCup Technology sold for medical purposes. Upon the execution of his employment agreement, Mr. Andersen received an option exercisable to purchase 10% of the number of shares of Common Stock outstanding on a fully-diluted basis (as defined) immediately before the IPO at an aggregate exercise price of $2.5 million. Such option is exercisable with respect to 20% of the shares subject thereto upon the date of grant (subject to forfeiture in limited cases) and the balance of the option vesting in equal installments upon the Company's attainment of each of the following goals: (w) raising development financing of approximately $5-$10 million, (x) closing of an initial public offering, (y) distributing INSTEAD-Registered Trademark- to the public in one half or more of the United States or Europe and (z) achieving annual revenues of $100 million; provided, however, that in any event the full amount shall vest upon the following: termination of the agreement by the Company for reasons other than for cause; change of control; termination by Mr. Andersen for good reason; or six months prior to the expiration of the agreement. Upon the execution of the agreement Mr. Andersen became entitled to a signing bonus of $195,000, a portion of which was paid out of the proceeds of the IPO.

    Ms. Contente is the Executive Vice President and Founder of the Company, as well as a Director of the Company. Ms. Contente entered into a five year employment agreement with the Company, dated July 1, 1996, which provides for a base salary of $230,000 per annum. This base salary increased to $300,000 upon the introduction of INSTEAD-Registered Trademark- to at least five percent of the United States. Her base salary will increase to $350,000 upon the formation of a "strategic alliance," which is defined as the formation of an alliance with one or more multinational pharmaceutical and/or consumer product companies to facilitate developing and marketing the Company's product line. Ms. Contente will receive royalties of $.005 for each unit of product based on the SoftCup Technology sold. Under the employment agreement, Ms. Contente is entitled to medical, life and disability insurance coverage. In mid-1990, as part of the organization of the Company, Ms. Contente received 526,250 shares of Common Stock in exchange for assigning to the Company all pending patent applications, trademarks, copyrights, technology and similar rights associated with products relating to or evolving from the patent application filed by Ms. Contente and relating to the SoftCup Technology. In mid-1992, Ms. Contente received options to purchase 75,000 shares of Common Stock, which vests over a five-year period at an exercise price of $8.00 per share; such option will vest immediately upon a change of control of the Company (as defined therein). Upon the execution of the agreement Ms. Contente became entitled to a signing bonus of $75,000. In connection with the execution of her employment agreement, Ms. Contente entered into a Name, Likeness, and Voice Release and Agreement (the "Release"). The Release provides that Ms. Contente will serve as a spokesperson for INSTEAD-Registered Trademark- in both television and print/media campaigns for which Ms. Contente will receive $12,500 for the television campaign, $12,500 for the print/media campaign. Ms. Contente is entitled to receive an additional $12,500 for the television campaign and $12,500 for the print/media campaign if such campaign is actively used by the Company to support the rollout of INSTEAD-Registered Trademark- into certain additional geographic areas. If the Company decides to produce a new television campaign or print/media campaign using Ms. Contente as spokesperson then Ms. Contente will receive an additional $25,000. After the employment agreement is terminated, Ms. Contente will no longer be required to provide further services under the Release; however, the Company will have the ability to use her name and likeness in the campaigns for up to a year after termination, and in connection with INSTEAD-Registered Trademark- in perpetuity.

    Ms. Reap is Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of the Company. Ms. Reap entered into a five year employment agreement dated August 1, 1995, as amended as of January 1, 1997, which provides for a base salary of $150,000 per annum. This base salary increased to $225,000 upon the introduction of INSTEAD-Registered Trademark- to at least five percent of the United States. Her base salary will increase to $250,000 upon the formation of a "strategic alliance," which is defined as the formation of an alliance with one or more multinational pharmaceutical and/or consumer product companies to facilitate developing and marketing the Company's product line. Ms. Reap received options to purchase 150,000 shares of the Common Stock (100,000 at an exercise price of $8.00 per share and 50,000 at an exercise price of $6.00 per share). Such options are exercisable with respect to 20% of the shares subject thereto upon the date of grant; 20% upon the closing of the IPO; 20% upon the first to occur of (a) consummation of a strategic alliance with proceeds to Ultrafem exceeding $8 million or (b) completion by Ultrafem of a second public offering with proceeds to the Company exceeding $20 million; 20% at such time as Ultrafem's product becomes available for sale to the general public in one-half or more of the United States or European market, measured demographically; and 20% upon the realization of the Company of EBITDA (as defined) equal to or in excess of $20 million in any fiscal period of 12 months. Such options will vest regardless of the achievement of such milestones no later than six months prior to the expiration of the term of her employment agreement. In addition, such options will vest immediately upon a change of control of the Company (as defined therein). Upon the execution of her agreement Ms. Reap was entitled to a signing bonus of $75,000, a portion of which was paid out of the proceeds of the IPO.

    Ms. Hinch is Senior Vice President, Marketing and Sales of the Company. Ms. Hinch entered into a five year employment agreement dated November 6, 1995, as amended as of January 1, 1997, which provides for a base salary of $150,000 per annum. This base salary increased to $200,000 upon the introduction of INSTEAD-Registered Trademark- to at least five percent of the United States. Her base salary will increase to $225,000 upon the formation of a "strategic alliance," which is defined as the formation of an alliance with one or more multinational pharmaceutical and/or consumer product companies to facilitate developing and marketing the Company's product line. Ms. Hinch received an option to purchase 100,000 shares of the Common Stock at an exercise price of $8.00 per share. Such option is exercisable with respect to 20% of the shares subject thereto upon the execution of her employment agreement; 20% upon the successful introduction of INSTEAD-Registered Trademark- into a minimum of 5% of the United States or European market to be measured by the revenue and distribution targets set forth in the option; 20% upon the consummation of a strategic alliance with proceeds to Ultrafem exceeding $8 million; 20% at such time as Ultrafem's product becomes available for sale to the general public in one-half or more of the United States or European market, measured demographically; and 20% upon the realization of Ultrafem of EBITDA (as defined) equal to or in excess of $20 million in any fiscal period of 12 months. Such option will vest regardless of the achievement of such milestones no later than six months prior to the expiration of the term of her employment agreement. In addition, such option will vest immediately upon a change of control of the Company (as defined therein). Upon the execution of her agreement Ms. Hinch was entitled to a signing bonus of $30,000, a portion of which was paid out of the proceeds of the IPO.

    Mr. Nordmann is Vice President, Operations of the Company. Mr. Nordmann entered into a three year employment agreement dated April 1, 1996, which provides for a base salary of $140,000 per annum. Mr. Nordmann received an option to purchase 30,000 shares of the Common Stock at an exercise price of $10.50 per share. Such option is exercisable with respect to 33 1/3% of the shares upon the shipment, on or prior to August 4, 1996, of a quantity of INSTEAD-Registered Trademark- into designated markets; 33 1/3% upon the successful completion of the building-out Ultrafem's Missoula plant to "full capacity"; and 33 1/3% of the shares upon the successful development of the following strategic plans (x) a Master Plan for completing distribution for the balance of the United States, (y) a Master Plan for health care, and (z) a Master Plan for International Strategic Alliances. Such option will vest regardless of the achievement of such milestones no later than six months prior to the expiration of the term of his employment agreement. In addition, such option may vest immediately at the discretion of the Board of Directors upon a change of control of the Company (as defined therein).

    Each of the employment agreements listed above (i) contains certain non-competition provisions, (ii) provides that the executive may participate in incentive bonus plans adopted by the Company, and (iii) with respect to Ms. Reap, Ms. Hinch and Mr. Nordmann, provides for the reimbursement of certain relocation expenses. The employment agreement for each of Mr. Andersen, Ms. Contente, Ms. Reap, Ms. Hinch and Mr. Nordmann provides that if the agreement is terminated by the Company (which in the case of Mr. Andersen would include a failure on its part to renew the agreement at the end of its term) without "Due Cause" (as defined) or by the executive (other than Mr. Nordmann) for Good Reason (as defined) or during the first year following a Change of Control (as defined), the agreement provides for severance payments equal to the annual salary in effect at the time of termination payable monthly for a period of twenty-four months with respect to Mr. Andersen and Ms. Contente, twelve months with respect to Ms. Reap and Ms. Hinch, and six months with respect to Mr. Nordmann, or in a lump sum, and in certain cases, fringe and other benefits. Ms. Contente's employment agreement also provides for severance payments equal to the base salary in effect at the time of termination for a six month period upon the non-renewal of her employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Peebler is the President and Chief Executive Officer BJK&E, a marketing communications company, of which the Company has retained certain affiliates in the past and during the current fiscal year. Mr. Nussbaum is a partner of the law firm of Shereff, Friedman, Hoffman & Goodman, LLP which the Company has retained in the past and during the current fiscal year. See "Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of June 30, 1997 (except as otherwise noted) with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, the mailing address of each person listed in the following chart is Ultrafem's executive offices.

                        COMMON STOCK BENEFICIALLY OWNED

                                                                                              BENEFICIAL OWNERSHIP(1)
                                                                                              -----------------------
NAME                                                                                            NUMBER      PERCENT
--------------------------------------------------------------------------------------------  ----------  -----------
Audrey Contente (2)(3)(4)...................................................................     601,250         7.0
Barrie R. Zesiger (3)(5)....................................................................   1,081,359        12.3
Richard A. Cone (3)(6)......................................................................      20,000           *
Joy Vida Jones (3)(7).......................................................................       7,500           *
Martin Nussbaum (3)(8)......................................................................      16,225           *
Charles D. Peebler, Jr. (3).................................................................      18,750           *
John W. Andersen (2)(3)(9)..................................................................     462,140         5.2
Dori M. Reap (2)(10)........................................................................     120,000         1.4
Tonya G. Hinch (2)(11)......................................................................      60,000           *
Albert L. Zesiger (12)......................................................................   1,081,359        12.3
Wells Fargo Bank, N.A.(13)..................................................................   1,230,800        14.5
Mellon Bank Corporation (14)................................................................   1,090,000        12.8
Directors and executive officers as a group (consists of 10 persons) (5)....................   2,344,724        24.7

------------------------

*   Less than 1%

(1) Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of June 30, 1997 have been exercised.

(2) Officer.

(3) Director.

(4) Ms. Contente has granted an option to each of Jeffrey Simon and Frank Cole to purchase 106,250 shares of Common Stock, and an option to Arthur Appleman to purchase 12,500 shares of Common Stock, each such option at an exercise price of $2.00 per share ("Optioned Shares") and with an expiration date of December 1, 1998. The Optioned Shares are subject to a voting trust, to be voted by a majority of Ms. Contente, Ms. Zesiger and Mr. Andersen, as voting trustees. The voting trust will terminate on the earliest of (i) the transfer of the Optioned Shares to Messrs. Cole, Simon and Appleman, (ii) August 22, 1997, or (iii) upon the breach of certain representations contained in the agreement. Subsequent to June 30, 1997, Mr. Appleman exercised his option to purchase 12,500 shares of Common Stock.

(5) Includes 705,338 shares of Common Stock and 269,200 shares of Common Stock issuable upon the exercise or conversion of convertible securities of the Company, both of which are held in accounts managed by Zesiger Capital Group, LLC, an investment advisor, for which Albert L. Zesiger, Ms. Zesiger's husband, is a Managing Director. Ms. Zesiger disclaims beneficial ownership of such shares. Also includes 40,000 shares of Common Stock and 12,500 shares of Common Stock issuable upon the exercise or conversion of convertible securities of the Company which are owned by Mr. Zesiger; Ms. Zesiger disclaims beneficial ownership of such shares. See also footnote 12. Includes 16,238 shares which are issuable upon the exercise of an outstanding option and warrant which are exercisable within 60 days of June 30, 1997. Does not include the Optioned Shares which are subject to a voting trust of which Ms. Zesiger is a voting trustee. See footnote 4.

(6) Does not include 400,000 shares of Common Stock issuable upon exercise of options granted to ReProtect.

(7) Includes options to purchase 7,500 shares of Common Stock which are exercisable within 60 days of June 30, 1997; however, exercise of Ms. Jones' options is subject to certain restrictions. Does not include 150,000 shares of Common Stock beneficially owned by the Calvert Social Investment Fund, of which Ms. Jones is a trustee. Ms. Jones disclaims beneficial ownership of such shares of Common Stock, except to the extent of her beneficial ownership in the Calvert Social Investment Fund.

(8) Includes option to purchase 7,500 shares of Common Stock and warrants to purchase 4,050 shares of Common Stock which are exercisable within 60 days of June 30, 1997. See "Certain Transactions."

(9) Includes options to purchase 459,890 shares of Common Stock and warrants to purchase 375 shares of Common Stock which are exercisable within 60 days of June 30, 1997 and 1,875 shares of Common Stock. Does not include additional options to purchase 114,972 shares of Common Stock upon the attainment of certain milestones. Does not include the Optioned Shares which are subject to a voting trust of which Mr. Andersen is a voting trustee. See footnote 4.

(10) Includes options to purchase 120,000 shares of Common Stock which are exercisable within 60 days of June 30, 1997.

(11) Includes option to purchase 60,000 shares of Common Stock which is exercisable within 60 days of June 30, 1997.

(12) Includes 705,338 shares of Common Stock and 269,200 shares of Common Stock issuable upon the exercise or conversion of convertible securities of the Company which are held in accounts managed for certain parties through Zesiger Capital Group, LLC, an investment advisor, for which Mr. Zesiger is a Managing Director. Mr. Zesiger has dispositive power with respect to such shares but disclaims beneficial ownership of such shares. Also includes 38,083 shares of Common Stock and 16,238 shares of Common Stock issuable upon the exercise or conversion of convertible securities of the Company which are owned by Barrie Zesiger, Mr. Zesiger's wife; Mr. Zesiger disclaims beneficial ownership of such shares. See footnote 5. Includes 12,500 shares which are issuable upon the exercise of an outstanding warrant which is exercisable within 60 days of June 30, 1997. Mr. Zesiger's address is Zesiger Capital Corp, LLC, 320 Park Avenue, New York, New York 10022.

(13) The Wells Fargo Bank, N.A. is located at 464 California Street, San Francisco, California 94163. Information based on Schedule 13G filed by the Wells Fargo Bank, N.A. with the Securities and Exchange Commission on February 19, 1997, and the "Report of Ownership by Major Institutions" (for the quarter ended June 30, 1997), CDA Spectrum, August 12, 1997.

(14) The Mellon Bank Corporation, located at One Mellon Bank Center, Pittsburgh, Pennsylvania 15258, owns such shares of Common Stock through its subsidiaries, Mellon Bank, N.A. and The Dreyfus Corporation. Information based on Amendment No. 2 to Schedule 13G filed by the Mellon Bank Corporation and its subsidiaries with the Securities and Exchange Commission on January 30, 1997, and the "Report of Ownership by Major Institutions" (for the quarter ended June 30, 1997), CDA Spectrum, August 12, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    Charles D. Peebler, Jr., a member of the Board of Directors of the Company, is the President and Chief Executive Officer, as well as a Director, of BJK&E, a worldwide marketing and communications company. The Company has retained Bozell Worldwide, Inc. ("Bozell"), a wholly-owned subsidiary of BJK&E, to assist in marketing, advertising creative work and media planning for the Company. Bozell holds a warrant to purchase an aggregate of 50,000 shares of Common Stock.

    KRC Research and Consulting, a division of Bozell, has performed consumer research on INSTEAD-Registered Trademark-. The Company believes that transactions entered into with Bozell and its subsidiaries and divisions are on terms which are at least as favorable as those which the Company could have obtained from an unrelated third party. The total amount of fees paid BJK&E by the Company in fiscal year 1997 was approximately $13,743,000. As of July 31, 1997, BJK&E was acquired by True North Communications. An affiliate of True North Communications was paid $1,138,000 in fiscal year 1997.

    One of the Company's directors is a partner of Shereff, Friedman, Hoffman & Goodman, LLP, a law firm which the Company has retained since fiscal year 1995. The total amount of fees paid to such firm by the Company in fiscal year 1997 was approximately $909,000. SFH&G Investors, a partnership comprised of the partners of Shereff, Friedman, Hoffman & Goodman, LLP, holds a warrant to purchase an aggregate of 35,000 shares of Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS

    The following financial statements of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................         F-2
Balance Sheets.............................................................................................         F-3
Statements of Operations...................................................................................         F-4
Statements of Stockholders' (Deficiency) Equity............................................................         F-5
Statements of Cash Flows...................................................................................         F-6
Notes to Financial Statements..............................................................................         F-8

    2. FINANCIAL STATEMENT SCHEDULES

    All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or notes thereto.

    3. EXHIBITS

      3.1  Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit
           3.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

      3.2  Amendment to Restated Certificate of Incorporation (incorporated by reference to
           Exhibit 3.1 to Post -Effective Amendment No. 1 on Form S-3 to Registration
           Statement on Form S-1 (File No. 333-11995) filed with the Securities and Exchange
           Commission on May 6, 1997).

      3.3  Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to Amendment
           No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

      3.4  Amendment to the Amended Restated By-laws of Ultrafem, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended
           December 31, 1995 (File No. 0-27576) filed February 5, 1997).

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

      9.3  Amendment to Voting Trust Agreement, dated as of August 8, 1995 among Audrey
           Contente, John Andersen and Barrie Zesiger (incorporated by reference to Exhibit
           9.3 to Registration Statement on Form S-1 (File No. 333-11995) filed with the
           Securities and Exchange Commission on September 13, 1996).

     10.1  Form of Ultrafem, Inc. Class A Warrant to purchase Common Stock (1995 Unit Private
           Placement) (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

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

     10.4  Settlement Agreement and Mutual General Release, dated August 1, 1995, between
           Ultrafem, Inc. and C. Austin Burrell (incorporated by reference to Exhibit 10.6 to
           Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.6*  Employment Agreement, dated as of July 1, 1996 by and between Ultrafem, Inc. and
           Audrey Contente (incorporated by reference to Exhibit 10.11 to Registration
           Statement on Form S-1 (File No. 333-11995) filed with the Securities and Exchange
           Commission on September 13, 1996).

    10.7*  Name, Likeness, and Voice Release and Agreement, dated as of July 1, 1996 by and between Ultrafem, Inc. and Audrey Contente (incorporated by reference to Exhibit
           10.12 to Registration Statement on Form S-1 (File No. 333-11995) filed with the
           Securities and Exchange Commission on September 13, 1996).

    10.8*  Termination Benefits Agreement, dated as of October 1, 1990 by and between
           Ultrafem, Inc. and Audrey Contente (incorporated by reference to Exhibit 10.13 to
           Registration Statement on Form S-1 (File No. 333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

    10.9*  Restated Modification Agreement, dated July 29, 1993 by and between Ultrafem, Inc.
           and Audrey Contente (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.10*  Amendment to Employment Agreement, dated August 1, 1995, between the Company and
           Audrey Contente (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.11*  Employment Agreement, dated July 29, 1994 between Ultrafem, Inc. and John W.
           Andersen (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.12*  Amendment to Employment Agreement, dated August 1, 1995 between Ultrafem, Inc. and
           John Andersen (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.13*  Employment Agreement, dated August 1, 1995 between Ultrafem, Inc. and Dori M. Reap
           (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

   10.14*  Amendment dated as of January 1, 1997 to Employment Agreement dated August 1, 1995 between Ultrafem, Inc. and Dori M. Reap (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 on Form S-3 to Registration Statement on Form S-1
           (File No. 333-11995) filed with the Securities and Exchange Commission on May 6,
           1997).

    10.15  Letter Agreement, dated July 13, 1995 between Ultrafem, Inc. and The Sage Group
           (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

   10.16*  Employment Agreement, dated November 6, 1995 between Ultrafem, Inc. and Tonya G.
           Hinch (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

   10.17*  Amendment dated as of January 1, 1997 to Employment Agreement dated November 6,
           1995 between Ultrafem, Inc. and Tonya Hinch (incorporated by reference to Exhibit
           10.2 to Post-Effective Amendment No. 1 on Form S-3 to Registration Statement on
           Form S-1 (file No. 333-11995) filed with the Securities and Exchange Commission on
           May 6, 1997).

    10.18  Agreement, dated June, 1995, by and between Audrey Contente, Jeffrey Simon, Frank
           Cole, Arthur Appleman and Ultrafem, Inc. (incorporated by reference to Exhibit
           10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

   10.19*  Indemnity Agreement dated as of October 1, 1990 between Ultrafem, Inc. and Audrey
           Contente (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.20*  Amendment to Indemnity Agreement dated April 23, 1992 between Ultrafem, Inc. and
           Audrey Contente (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.21  United States Patent No. 5,295,984, issued March 22, 1994 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1
           (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

    10.22  Settlement Agreement, dated as of May 19, 1993 by and between Ultrafem, Inc.,
           Audrey Contente, Frank Martin, Albert L. Zesiger, and John S. Stafford
           (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

    10.23  Form of Ultrafem, Inc. Convertible Debenture issued to the Montana Board of Science and Technology (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

    10.24  Memorandum Agreement, dated September 15, 1992, relating to registration rights of
           Ultrafem, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995). Convertible Debenture issued to the
           Montana Board of Science and Technology.

    10.25  Letter Agreement dated June 23, 1995 between Ultrafem, Inc. and Pro-Active
           International, as amended (incorporated by reference to Exhibit 10.28 to Amendment
           No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on November 17, 1995).

   10.26*  Agreement effective July 17, 1990 between Ultrafem, Inc. and Audrey Contente
           (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

   10.27*  Restated Technology Transfer Agreement, dated as of May 17, 1993 by and between
           Ultrafem, Inc. and Audrey Contente (incorporated by reference to Exhibit 10.34 to
           Registration Statement on Form S-1 (File No. 333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

   10.28*  Amendment to Restated Technology Transfer Agreement dated August 1, 1995 between
           Ultrafem, Inc. and Audrey Contente (incorporated by reference to Exhibit 10.32 to
           Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.29*  1990 Stock Option Plan of Ultrafem, Inc. (incorporated by reference to Exhibit
           10.33 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on November 17, 1995).

   10.30*  Amended and Restated Ultrafem, Inc. 1995 Stock Plan for Non-Employee Directors
           (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registration
           Statement on Form S-8 (File No. 333-17765) filed with the Securities and Exchange
           Commission on June 28, 1997).

   10.31*  Form of Option Certificate and Agreement for 1990 Stock Option Plan of Ultrafem,
           Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

   10.32*  Form of Option Certificate and Agreement for 1995 Ultrafem, Inc. Stock Option Plan
           for Non-Employee Directors (incorporated by reference to Exhibit 10.36 to Amendment
           No. 2 to Registration Statement on Form S-1 (File No. 33-97960) filed with the
           Securities and Exchange Commission on January 16, 1996).

   10.33*  Form of Ultrafem, Inc. Option Certificate and agreement to C. Austin Burrell
           (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

   10.34*  Option Certificate and Agreement, dated November 6, 1995, Re: 100,000 shares to
           Tonya G. Hinch (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

   10.35*  Option Certificate and Agreement, dated August 1, 1995, Re: 100,000 shares to Dori
           M. Reap (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

   10.36*  Amendment No. 1 to Option Certificate and Agreement, dated August 1, 1995, Re:
           100,000 shares to Dori M. Reap (incorporated by reference to Exhibit 10.40 to
           Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

   10.37*  Option Certificate and Agreement, dated August 1, 1995, Re: 50,000 shares to Dori
           M. Reap (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to
           Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

   10.38*  Amendment No. 1 to Option Certificate and Agreement, dated August 1, 1995, Re:
           50,000 shares to Dori M. Reap (incorporated by reference to Exhibit 10.42 to
           Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

   10.39*  Amended and Restated Option Certificate and Agreement, dated August 1, 1995, Re:
           105,970 shares (or 2% of shares) to John W. Andersen (incorporated by reference to
           Exhibit 10.43 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
           33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.40*  Amended and Restated Option Certificate and Agreement, dated August 1, 1995, Re:
           423,879 shares (or 8% of shares) to John W. Andersen (incorporated by reference to
           Exhibit 10.44 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
           33-97960) filed with the Securities and Exchange Commission on November 17, 1995).

   10.41*  Option Agreement and Certificate, dated June 1, 1992, to Audrey Contente
           (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

   10.42*  Option Agreement and Certificate, dated August 9, 1991, to Wendell Guthrie
           (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

    10.43  Form of Warrant to purchase Common Stock (1993 Private Placement) (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to Registration Statement on Form S-1
           (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

    10.44  Form of Warrant to purchase Common Stock (1995 Preferred Stock Private Placement)
           (incorporated by reference to Exhibit 10.49 to Amendment No. 1 to Registration
           Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange
           Commission on November 17, 1995).

    10.45  Form of Warrant to purchase Common Stock (1994 Private Placement) (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to Registration Statement on Form S-1
           (File No. 33-97960) filed with the Securities and Exchange Commission on November
           17, 1995).

    10.46  Form of Representative's Warrant (incorporated by reference to Exhibit 10.52 to
           Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-97960) filed with the Securities and Exchange Commission on January 16, 1996).

    10.47  Form of Class C Warrant issued January 1996 (incorporated by reference to Exhibit
           10.54 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on February 16, 1996).

    10.48  License, Research and Product Development Agreement by and between Ultrafem, Inc.
           and ReProtect, LLC as of February 8, 1996 (incorporated by reference to Exhibit
           10.55 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 33-97960)
           filed with the Securities and Exchange Commission on February 22, 1996).

    10.49  Equipment Agreement, dated October 17, 1995 between Ultrafem, Inc. and Remmele
           Engineering (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
           10-Q for the period ended March 31, 1996 (File No. 0- 27576) filed May 15, 1996).

    10.50  Sales Contract, dated January 1, 1996 between Ultrafem, Inc. and Shell Chemical
           Company (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0- 27576) filed May 15, 1996).

    10.51  Lease Agreements dated July 30, 1997 between Ultrafem, Inc. and Dennis R.
           Washington d/ b/a Western Trade Center.

    10.52  Letter Agreement, dated March 14, 1996, between Ultrafem, Inc. and The Elliot
           Company (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 0- 27576) filed May 15, 1996).

   10.53*  Employment Agreement, dated April 1, 1996, between Ultrafem, Inc. and Gary Nordmann
           (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the
           period ended March 31, 1996 (File No. 0-27576) filed May 15, 1996).

   10.54*  Option Agreement, dated March 8, 1996, between Ultrafem, Inc. and Gary Nordmann
           (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the
           period ended March 31, 1996 (File No. 0-27576) filed May 15, 1996).

    10.55  Broker Representation Agreement, dated April 29, 1996, between Ultrafem, Inc. and
           Morgan & Sampson Pacific (incorporated by reference to Exhibit 10.65 to
           Registration Statement on Form S-1 (File No. 333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

    10.56  Distribution Service Agreement, dated June 1, 1996, between Ultrafem, Inc. and
           Morgan & Sampson Pacific (incorporated by reference to Exhibit 10.66 to
           Registration Statement on Form S-1 (File No. 333-11995) filed with the Securities and Exchange Commission on September 13, 1996).

    10.57  Lease Agreement, dated July 23, 1996 between Ultrafem, Inc. and 805 Third Ave. Co.
           (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the
           period ended December 31, 1995 (File No. 0-27576) filed February 5, 1997).

    10.58  Lease Agreement--Amendment No. 1, dated October 30, 1996 between Ultrafem, Inc. and
           805 Third Ave. Co. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended December 31, 1995 (File No. 0-27576) filed
           February 5, 1997).

    10.59  Sublease agreement dated October 31, 1996 between Ultrafem, Inc. and High View
           Capital Corporation and High View Asset Management Corporation as Subtenant
           (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the
           period ended December 31, 1995 (File No. 0-27576) filed February 5, 1997).

  10.60**  Letter Agreement, dated April 14, 1997, between Ultrafem, Inc. and The Elliott
           Company.

  10.61**  Letter Agreement, dated August 4, 1997 between Ultrafem, Inc. and Meridian
           Consulting Group.

     11**  Computation of Earnings Per Share.

   23.1**  Independent Auditors' Consent.

     27**  Financial Data Schedule.

------------------------

(b) Reports on Form 8-K

(c) Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) are denoted by an (*).

   Exhibits filed herewith are denoted by an (**).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ULTRAFEM, INC.

Dated: September 29, 1997       By:             /s/ JOHN W. ANDERSEN
                                     -----------------------------------------
                                                  John W. Andersen
                                             PRESIDENT, CHIEF EXECUTIVE
                                                OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
     /s/ JOHN W. ANDERSEN         Officer and Director
------------------------------    (Principal Executive       September 29, 1997
       John W. Andersen           Officer)

                                Senior Vice President of
                                  Finance and
       /s/ DORI M. REAP           Administration, Secretary
------------------------------    and Chief Financial        September 29, 1997
         Dori M. Reap             Officer (Principal
                                  Financial & Accounting
                                  Officer)

     /s/ AUDREY CONTENTE        Executive Vice President,
------------------------------    Founder and Director       September 29, 1997
       Audrey Contente

     /s/ RICHARD A. CONE
------------------------------  Director                     September 29, 1997
       Richard A. Cone

      /s/ JOY VIDA JONES
------------------------------  Director                     September 29, 1997
        Joy Vida Jones

     /s/ MARTIN NUSSBAUM
------------------------------  Director                     September 29, 1997
       Martin Nussbaum

 /s/ CHARLES D. PEEBLER, JR.
------------------------------  Director                     September 29, 1997
   Charles D. Peebler, Jr.

      /s/ BARRIE ZESIGER
------------------------------  Director                     September 29, 1997
        Barrie Zesiger

                                 ULTRAFEM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Independent Auditors' Report...............................................................................         F-2

Balance Sheets.............................................................................................         F-3

Statements of Operations...................................................................................         F-4

Statements of Stockholders' Equity.........................................................................         F-5

Statements of Cash Flows...................................................................................         F-6

Notes to Financial Statements..............................................................................         F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of
Ultrafem, Inc.

    We have audited the accompanying balance sheets of Ultrafem, Inc. (the "Company") as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
August 12, 1997

                                 ULTRAFEM, INC.

                                 BALANCE SHEETS

                                                                                               JUNE 30,
                                                                                    ------------------------------
                                                                                         1996            1997
                                                                                    --------------  --------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................  $   24,510,071  $   20,751,393
  Accounts receivable--less allowance for doubtful accounts of $72,000............        --             1,515,788
  Inventory.......................................................................         266,951       4,581,944
  Prepaid marketing and other current assets......................................         609,503       1,420,330
                                                                                    --------------  --------------
      Total Current Assets........................................................      25,386,525      28,269,455

Property and equipment--net.......................................................       2,875,153      11,227,028
Other assets--net.................................................................       1,146,258       1,209,810
                                                                                    --------------  --------------
      TOTAL ASSETS................................................................  $   29,407,936  $   40,706,293
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion--long-term debt.................................................  $    3,442,013  $     --
  Accounts payable................................................................         893,548       3,639,035
  Accrued interest................................................................         724,932         463,833
  Accrued salaries................................................................       1,426,093       2,823,615
  Accrued marketing and selling...................................................         200,590       5,665,363
  Other accrued liabilities.......................................................         736,816       2,359,797
                                                                                    --------------  --------------
      Total Current Liabilities...................................................       7,423,992      14,951,643

Long-term debt....................................................................         700,000         700,000
Other liabilities.................................................................        --               186,412
                                                                                    --------------  --------------
      Total Liabilities...........................................................       8,123,992      15,838,055

Stockholders' Equity:
  Preferred stock, $.001 par value--authorized, 5,000,000 shares $8 cumulative
    Convertible Series A: issued and outstanding 1,121.25 shares stated at
    liquidation preference of $112,125 at June 30, 1996...........................         112,125        --
  Common Stock, $.001 par value--authorized 70,000,000 shares; outstanding
    5,737,241 and 8,499,420 shares, respectively (stated at)......................           9,905          12,668
  Additional paid-in capital......................................................      42,207,697      82,622,208
  Deficit.........................................................................     (21,045,783)    (57,766,638)
                                                                                    --------------  --------------
      Total Stockholders' Equity..................................................      21,283,944      24,868,238
                                                                                    --------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................  $   29,407,936  $   40,706,293
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED JUNE 30,
                                                                        -----------------------------------------
                                                                            1995          1996          1997
                                                                        ------------  ------------  -------------
Net sales.............................................................  $    --       $    --       $   3,533,810
                                                                        ------------  ------------  -------------
Costs and Expenses:
  Cost of sales (exclusive of depreciation)...........................       --            --           3,371,544
  Marketing, sales and distribution...................................       123,531     2,406,277     26,448,837
  Research and development............................................       181,475     1,403,557      2,464,674
  General and administrative..........................................     1,444,911     5,095,261      8,510,195
  Depreciation and amortization.......................................       166,533       738,883      1,045,163
                                                                        ------------  ------------  -------------
                                                                           1,916,450     9,643,978     41,840,413
                                                                        ------------  ------------  -------------
Loss from operations..................................................     1,916,450     9,643,978     38,306,603
Interest income.......................................................       --           (489,379)    (1,601,693)
Interest expense--net of capitalized interest of $401,330 in 1997.....       464,615       665,381         15,945
                                                                        ------------  ------------  -------------
Net loss..............................................................  $  2,381,065  $  9,819,980  $  36,720,855
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Net loss per share....................................................         $0.87         $2.74          $5.08
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Weighted average number of common shares and equivalents
  outstanding.........................................................     2,698,152     3,529,494      7,231,401
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       PREFERRED
                                         STOCK         COMMON STOCK        ADDITIONAL
                                      CONVERTIBLE  ---------------------     PAID-IN
                                       SERIES A      SHARES     AMOUNT       CAPITAL       (DEFICIT)         TOTAL
                                      -----------  ----------  ---------  -------------  --------------  -------------
BALANCE, JULY 1, 1994...............                1,314,312  $   5,257  $   4,105,767  $   (8,844,738) $  (4,733,714)
Sales of stock ($8.00 per share) net
  of costs of $74,720...............                   28,125        113        150,167        --              150,280
Issuance of stock warrants ($.23529
  per warrant)......................                   --         --             28,000        --               28,000
Issuance of stock for consulting and
  other services (valued at $8.00 to
  $15.66 per share).................                   30,100        120        221,660        --              221,780
Conversion of convertible debt......                   16,875         68        134,932        --              135,000
Sales of Series A Preferred Stock
  ($100 per share) net of costs of
  $100,505..........................   $ 653,250       --         --           (100,505)       --              552,745
Issuance of options and warrants
  (valued at $.23529 per option and
  warrant)..........................      --           --         --             15,194        --               15,194
Net loss............................      --           --         --           --            (2,381,065)    (2,381,065)
                                      -----------  ----------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1995..............     653,250    1,389,412      5,558      4,555,215     (11,225,803)    (6,011,780)
Sales of stock ($10.00 per share)
  net of costs of $5,014,389........      --        3,910,000      3,910     34,081,701        --           34,085,611
Exercise of stock options and
  warrants..........................      --          298,104        298      1,869,224        --            1,869,522
Sale of warrants....................      --           --         --                527        --                  527
Issuance of options and warrants....      --           --         --            945,044        --              945,044
Conversion of preferred stock to
  common stock ($5.00 per share)....    (541,125)     108,225        108        541,017        --             --
Conversion of convertible debt ($5
  to $10 per share).................                   31,500         31        214,969        --              215,000
Net loss............................      --           --         --           --            (9,819,980)    (9,819,980)
                                      -----------  ----------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1996..............     112,125    5,737,241      9,905     42,207,697     (21,045,783)    21,283,944
Conversion of preferred stock to
  common stock ($5.00 per share)....    (112,125)      22,425         22        112,103        --             --
Exercise of stock options and
  warrants..........................      --          140,115        141        699,753        --              699,894
Conversion of convertible debt to
  common stock......................      --          599,579        600      3,120,193        --            3,120,793
Sales of stock ($20.00 per share)
  net of costs of $4,075,579........      --        2,000,000      2,000     35,922,421        --           35,924,421
Non-employee stock based claim
  settlement and other non-employee
  stock-based compensation..........      --               60     --            560,041        --              560,041
Net loss............................      --           --         --           --           (36,720,855)   (36,720,855)
                                      -----------  ----------  ---------  -------------  --------------  -------------
BALANCE, JUNE 30, 1997..............   $  --        8,499,420  $  12,668  $  82,622,208  $  (57,766,638) $  24,868,238
                                      -----------  ----------  ---------  -------------  --------------  -------------
                                      -----------  ----------  ---------  -------------  --------------  -------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                         1995           1996            1997
                                                                     -------------  -------------  --------------
Cash flows from operating activities:
  Net loss.........................................................  $  (2,381,065) $  (9,819,980) $  (36,720,855)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation...................................................         62,996         79,184         715,872
    Provision for doubtful accounts................................       --             --                72,000
    Amortization of debt issuance, consulting, licensing and patent
      costs........................................................        103,535        659,699         329,291
    Amortization of debt discount..................................         43,480       --              --
    Non-cash officers compensation.................................       --            1,411,871         770,390
    Non-employee stock-based claim settlement......................       --             --               337,500
    Non-employee stock-based compensation..........................        221,780        385,044         222,541
    Other non-cash items...........................................         15,194       --                18,536
    Changes in operating assets and liabilities....................      1,103,808       (291,271)      3,203,775
                                                                     -------------  -------------  --------------
      Net Cash Used in Operating Activities........................       (830,272)    (7,575,453)    (31,050,950)
                                                                     -------------  -------------  --------------
Cash flows from investing activities:
  Purchase of and deposits on property and equipment...............         (3,028)    (2,651,618)     (9,086,281)
                                                                     -------------  -------------  --------------
      Net Cash Used in Investing Activities........................         (3,028)    (2,651,618)     (9,086,281)
                                                                     -------------  -------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of subordinated convertible debentures....        225,000       --              --
  Proceeds from sale of convertible debentures.....................       --            2,125,000        --
  Proceeds from notes payable......................................        135,000      2,227,870        --
  Proceeds from sale of preferred stock (net of related
    expenses)......................................................        552,745       --              --
  Proceeds from sale of common stock (net of related expenses).....        150,280     34,085,611      35,924,421
  Proceeds from sale of options and warrants.......................         28,000            527              --
  Proceeds from exercise of stock options and warrants.............       --            1,794,054         775,353
  Repayment of borrowings..........................................        (84,800)    (4,852,287)       (321,221)
  Debt issue costs.................................................       (110,025)      (717,023)       --
                                                                     -------------  -------------  --------------
      Net Cash Provided by Financing Activities....................        896,200     34,663,752      36,378,553
                                                                     -------------  -------------  --------------
Net increase (decrease) in cash....................................  $      62,900  $  24,436,681  $   (3,758,678)
                                                                     -------------  -------------  --------------
Cash and cash equivalents, beginning of period.....................         10,490         73,390      24,510,071
                                                                     -------------  -------------  --------------
Cash and cash equivalents, end of period...........................  $      73,390  $  24,510,071  $   20,751,393
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

                                                        (CONTINUED ON NEXT PAGE)

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                                                                                 YEAR ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                         1995           1996            1997
                                                                     -------------  -------------  --------------
Changes in operating assets and liabilities consist of:
  Increase in accounts receivable..................................  $    --        $    --            (1,587,788)
  Increase in inventory............................................       --             (266,951)     (4,314,993)
  Increase in prepaid marketing and other current assets...........         (2,841)      (523,322)       (886,287)
  Increase in other assets.........................................       (151,272)      (233,798)       (392,843)
  Increase in accounts payable.....................................        937,594        650,667       2,745,487
  Increase in accrued liabilities..................................        320,327         82,133       7,453,787
  Increase in other long-term liabilities..........................       --             --               186,412
                                                                     -------------  -------------  --------------
                                                                     $   1,103,808  $    (291,271) $    3,203,775
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
Supplementary Information:
  Cash paid during the year for:
    Interest (net of amount capitalized)...........................  $         955  $     578,764  $      277,074
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
    Taxes..........................................................  $    --        $    --        $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
Non-cash financing activities:
  Conversion of accounts payable and accrued liabilities to
    long-term debt.................................................  $   1,586,666  $    --        $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Conversion of notes payable to common stock......................  $     135,000  $    --        $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Conversion of secured notes and notes payable to convertible
    debentures.....................................................  $    --        $     850,000  $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Conversion of secured notes to notes payable.....................  $    --        $     850,000  $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Conversion of convertible debt to common stock...................  $    --        $     215,000  $    3,120,792
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Conversion of preferred stock to common stock....................  $    --        $     541,125  $      112,125
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
Other non-cash activities:
  Conversion of accounts payable to warrants.......................  $    --        $      85,000  $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Issuance of options and warrants in connection with employee and
    non-employee stock-based compensation..........................  $    --        $   2,271,915  $    1,330,431
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------
  Amounts receivable from the issuance of common stock.............  $    --        $      75,467  $     --
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION--Ultrafem, Inc. (the "Company") was incorporated under the laws of the State of Delaware on March 22, 1990 and is engaged in the manufacturing and sale of its proprietary feminine protection product. At June 30, 1996, principal operations had commenced and during August 1996, the Company began selling its product, INSTEAD-REGISTERED TRADEMARK-. Accordingly, as of July 1, 1996, the Company is considered an operating entity rather than a development stage enterprise.

    USE OF ESTIMATES--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash equivalents include short-term investments principally in commercial paper with an original maturity of three months or less when purchased.

    CONCENTRATION OF CREDIT RISK--The Company places its temporary cash investments and investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

    The Company grants credit primarily to national retail chain stores, supermarkets and drug chains based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

    INVENTORY--Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which are between 3 and 10 years.

    CONSTRUCTION IN PROGRESS--Capitalized interest is included in construction in progress.

    LICENSING COSTS--Licensing costs are amortized over the life of the license, ten years, using the straight-line method. Royalties based on net units sold are expensed as incurred.

    DEBT ISSUANCE COSTS--Debt issuance costs in connection with various debt agreements are amortized over the lives of the related debt.

    DEBT DISCOUNT--Debt discount in connection with the issuance of debt with stock purchase warrants is amortized over the life of the related obligation and is included as interest expense.

    PATENT COSTS--Patent costs are stated at cost less accumulated amortization. Patent costs are amortized using the straight-line method over the 17-year life of the patent when obtained, or expensed if not obtained.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK OFFERING COSTS--Costs incurred in connection with the sale of the Company's equity securities are recorded as a reduction of the proceeds when received. Costs incurred prior to the receipt of proceeds are deferred until the proceeds are received or expensed if such sale is not consummated.

    REVENUE RECOGNITION--Revenue is recognized upon shipment of merchandise.

    MARKETING COSTS AND PREPAID MARKETING--Marketing costs are expensed when an advertisement or promotion takes place and are capitalized as prepaid marketing until such time.

    RESEARCH AND DEVELOPMENT COSTS--Research and development costs are expensed as incurred.

    REVERSE STOCK SPLIT--Effective July 28, 1995, the stockholders of the Company approved a one-for-four reverse split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect this transaction.

    LONG-LIVED ASSETS--Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of." This statement establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the value and future benefits of long-lived assets, the carrying value would be reduced by the excess, if any, of the long-lived assets over management's estimates of the anticipated undiscounted future net cash flows of the related asset. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

    STOCK-BASED COMPENSATION--Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure only provisions of SFAS No. 123 for pro forma information.

    RECENTLY ISSUED ACCOUNTING STANDARD--In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. The Company will begin reporting per share information according to this new standard in the second quarter of fiscal 1998. The Company does not expect the implementation of SFAS No. 128 regarding the restatement of prior periods per share data to have a material effect on the Company's computation.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. The disclosure of per-share amounts for comprehensive income is not required. This statement is effective for fiscal years beginning after December 15, 1998. The Company expects that the adoption of this statement will not have any significant impact on the financial statements of the Company.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies are to report information about segments of their business in their annual financial statements and requires them to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This statement is effective for fiscal years beginning after December 15, 1998. The Company expects that the adoption of this statement will not have any impact on the financial statements of the Company.

    LOSS PER COMMON AND COMMON EQUIVALENT SHARE--Loss per common and common equivalent share for the years ended June 30, 1997, 1996 and 1995 was computed using the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding during the first half of fiscal year 1996, and during fiscal year 1995, includes incremental shares for the common stock, warrants and other potentially dilutive securities issued and options granted to purchase common stock which were issued within one year prior to the effective date of the Company's initial public offering (the "Incremental Shares"). Such Incremental Shares were determined utilizing the treasury stock method. For periods subsequent to the effective date of the IPO, the Company computes loss per common and common equivalent share in accordance with APB No. 15, accordingly, the effect of the assumed exercise of stock options which were issued in periods prior to the one-year period previously mentioned and the effect of the assumed conversion of the convertible preferred stock are not included for 1995 because their effect is antidilutive. Loss per common share assuming full dilution is not presented because such calculation is antidilutive.

    RECLASSIFICATIONS--Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

    At June 30, 1997, the fair values of cash, cash equivalents, accounts receivable, prepaid marketing and other current assets, accounts payable, accrued interest, accrued salaries, accrued marketing and selling and other accrued liabilities approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of the convertible debt subject to fair value disclosures was determined by multiplying the number of common shares the debt is convertible into by the quoted market price of the Company's Common Stock at June 30, 1996 and 1997, respectively.

                                                   1996                        1997
                                        ---------------------------  ------------------------
                                          CARRYING        FAIR        CARRYING       FAIR
                                           VALUE          VALUE        VALUE        VALUE
                                        ------------  -------------  ----------  ------------
Convertible debt......................  $  3,857,432  $  14,679,049  $  700,000  $  1,925,000
                                        ------------  -------------  ----------  ------------
                                        ------------  -------------  ----------  ------------

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

3. INVENTORY

    Inventory consists of the following:

                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Raw materials....................................................  $    258,919  $   1,026,051
Work-in-process..................................................       --              26,785
Finished goods...................................................         8,032      3,529,108
                                                                   ------------  -------------
                                                                   $    266,951  $   4,581,944
                                                                   ------------  -------------
                                                                   ------------  -------------

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Machinery and equipment..........................................  $  1,797,941  $   4,400,397
Office furniture and equipment...................................       105,096        744,614
Leasehold improvements...........................................       439,172      1,234,016
Construction in progress.........................................       804,068      5,785,501
                                                                   ------------  -------------
                                                                      3,146,277     12,164,528
Less accumulated depreciation and amortization...................      (271,124)      (937,500)
                                                                   ------------  -------------
                                                                   $  2,875,153  $  11,227,028
                                                                   ------------  -------------
                                                                   ------------  -------------

5. OTHER ASSETS

    Other assets consist of the following:

                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Patent and trademark costs.......................................  $    222,493  $     222,493
Debt issuance costs..............................................       971,490        971,490
Deferred second offering costs...................................        70,000       --
Consulting agreement.............................................       275,000        275,000
Licensing agreements.............................................       400,000        400,000
Security deposits................................................        35,830        498,673
                                                                   ------------  -------------
                                                                      1,974,813      2,367,656
Less accumulated amortization....................................      (828,555)    (1,157,846)
                                                                   ------------  -------------
                                                                   $  1,146,258  $   1,209,810
                                                                   ------------  -------------
                                                                   ------------  -------------

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

6. DEBT

    Long-term debt consists of the following:

                                                                              JUNE 30,
                                                                      ------------------------
                                                                          1996         1997
                                                                      ------------  ----------
Unsecured convertible notes, due April 1997 interest compounded
  quarterly at 10% per year (a).....................................  $  2,875,000  $   --
Convertible debentures, due December 1998 to October 1999, interest
  compounded annually at 10.5% per year (b).........................       700,000     700,000
Unsecured notes to former officers, due December 1995 to December
  1996, interest at 6% or 10% per year (c)..........................       221,033      --
Unsecured notes to trade and other creditors, due October 1996 to
  March 1997, interest at 10% per year (d)..........................        63,548      --
Subordinated convertible debentures, due on demand or due August
  1996 to November 1996, interest at 10%
  per year (e)......................................................       282,432      --
                                                                      ------------  ----------
                                                                         4,142,013     700,000
Less current maturities.............................................    (3,442,013)     --
                                                                      ------------  ----------
                                                                      $    700,000  $  700,000
                                                                      ------------  ----------
                                                                      ------------  ----------

    Annual maturities on long-term debt as of June 30, 1997 during the next five years are:

                                                                                  PERIOD ENDED
                                                                                    JUNE 30,
                                                                                  ------------
1998............................................................................   $   --
1999............................................................................      350,000
2000............................................................................      350,000
2001............................................................................       --
2002............................................................................       --
                                                                                  ------------
                                                                                   $  700,000
                                                                                  ------------
                                                                                  ------------

------------------------

(a) During June 1995, the Company entered into an agreement with an investment banking firm, Hampshire Securities Corporation ("Hampshire") for the private placement of securities, which closed during July 1995 and September 1995 (the "1995 Unit Private Placement"), in which the Company raised $5,950,000 through the sale of Units. Each "Unit" consisted of one $50,000 non-convertible promissory note bearing interest compounded quarterly at 10% per annum (the "Non-Convertible Notes"), one $50,000 convertible promissory note bearing interest compounded quarterly at 10% per annum and which is convertible into shares of Common Stock at a conversion price per share equal to $5.00 (the "Convertible Notes"), one Class A Warrant to purchase 10,000 shares of Common Stock at a purchase price per share equal to $5.00 and one Class B Warrant to purchase 10,000 shares of Common Stock at a purchase price per share equal to $12.50. Both Class A and Class B Warrants expire five years from the date of issuance. In June 1996, a Convertible
    Note in the principal amount of $100,000 was converted into 20,000 shares of Common Stock. Certain holders of secured notes which were issued in a 1993 private placement agreed to amend and restate their promissory notes and invest the principal amount of such notes in the amount of $1,650,000 in the

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

6. DEBT (CONTINUED)
    1995 Unit Private Placement. On July 28, 1995, the other investors from a 1993 private placement who did not amend and restate their secured notes were paid their principal and interest of $200,000 and $22,557, respectively, from the proceeds of the 1995 Unit Private Placement. In addition, through June 30, 1996, interest of $186,281 was paid related to the $1,650,000 Secured Notes. The Non-Convertible Notes in the amount of $2,975,000 plus interest in the amount of $162,319 was paid on February 27, 1996. At June 30, 1997, all the Convertible Notes were converted into 595,000 shares of common stock. Interest in the amount of $528,435 was paid on the convertible notes through June 30, 1997.

(b) Between December 1991 and October 1992, the Company borrowed an aggregate of $700,000 from the Montana Board of Science and Technology Development evidenced by convertible debentures. The convertible debentures are convertible into shares of Common Stock at $5.00 per share, with accrued interest being waived upon conversion.

(c) Unsecured notes to former officers and an officer/stockholder of the Company represent loans made to the Company and accrued salaries which were converted to promissory notes. Of such unsecured notes, principal in the amount of $221,033 and $725,199 plus interest in the amount of $41,896 and $116,039 was paid through June 30, 1997 and 1996, respectively.

(d) During October 1994 and March 1995, the Company issued to certain trade and other creditors unsecured notes in the principal amount of $588,227. Of such unsecured notes, principal in the amount of $63,548 and $524,679 plus interest in the amount of $12,727 and $24,260 was paid through June 30, 1997 and 1996, respectively. As of June 30, 1996 the Company owed a member of the Board of Directors and a principal of ReProtect, LLC ("ReProtect") $15,099 which was paid during the year ended June 30, 1997. Interest in the amount of $3,024 and $1,415 was paid to this director during the years ended June 30, 1997 and 1996, respectively. Additionally, two other principals of ReProtect were owed $44,698 at June 30, 1996 which was paid during the year ended June 30, 1997. Interest in the amount of $8,952 and $4,188 was paid to these two individuals through June 30, 1997 and 1996, respectively.

(e) During October, 1994, the Company raised $450,000 through a private placement of units composed in the aggregate of (i) $225,000 in subordinated convertible debentures which accrues interest at 10% annually, maturing on August 31, 1996 and convertible into 22,500 shares of Common Stock at $10.00 per share, (ii) warrants, exercisable for a five-year period, to purchase 47,813 shares of Common Stock at $10.00 per share, and (iii) 28,125 shares of Common Stock at $8.00 per share. These shares of Common Stock, including those issuable upon the conversion of the debentures or the exercise of the warrants, were registered in a concurrent offering with the initial public offering. At June 30, 1997 and 1996, subordinated convertible debentures in the principal amount of $130,000 and $95,000, respectively were converted into 13,000 and 9,500 shares of Common Stock. Interest in the amount of $40,099 was paid through June 30, 1997 on these subordinated convertible debentures.

    In October and November 1994, the Company issued to certain trade creditors subordinated convertible debentures in the total principal amount of $172,432. Each such debenture has a two-year term, bears interest at 10% per annum and is convertible into Common Stock at $10.00 per share. As of June 30, 1997 and 1996, $115,792 and $20,000 was converted into 11,579 and 2,000 shares of Common Stock, respectively. In addition, principal in the amount of $36,640 plus interest in the amount of $7,338 was paid through June 30, 1997 on the remaining subordinated convertible debenture.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

7. STOCK OPTIONS AND WARRANTS

    The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost for employees has been recognized for the stock options and warrants awarded except for $770,390 and $1,411,871 for fiscal years ended 1997 and 1996, respectively, which represents the value of stock options and warrants that were granted below fair market value at the time of the grant. Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant date for awards in fiscal year ended 1997 and 1996, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                         YEARS ENDED
                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Net loss--as reported..........................................  $   9,819,980  $  36,720,855
Net loss--pro forma............................................  $  10,148,082  $  37,203,026
Loss per share--as reported....................................  $        2.74  $        5.08
Loss per share--pro forma......................................  $        2.88  $        5.14

    The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yield of -0-%, expected volatility of 60%, risk-free interest rate of 5.51% to 6.45% and expected lives of 3 to 8 years.

    The Company grants stock options and warrants as follows:

    (a) In October 1990, the Board of Directors authorized the 1990 Stock Option Plan (the "1990 Plan") under which options to purchase up to 250,000 shares of the Common Stock may be granted to employees, officers, directors, consultants and advisors. In May 1993, the number of shares covered was increased to 900,000 shares by resolution of the Board of Directors. The Board of Directors is authorized to set the exercise period, the number of shares subject to each option, the grantees receiving the options, and the exercise price at their best determination of fair market value.

    Options granted generally become exercisable over five years and expire ten years from the date of grant. The Plan also provides for the granting of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1954, as amended.

    On November 20, 1996, the Company issued ten-year options to purchase 60,000 shares of Common Stock at exercise prices varying from $30.00 per share to $40.00 per share which vest over a two-year period in connection with a consulting agreement. This resulted in a $434,475 consulting expense which is being amortized over the two-year vesting period. The expense for the year ended June 30, 1997 was $221,431.

    (b) On September 28, 1995, the Company adopted the 1995 Stock Option Plan for Non-Employee Directors, a non-qualified stock option plan (the "1995 Plan"). The 1995 Plan reserves for the issuance of up to 250,000 shares of the Common Stock pursuant to stock options to be granted to the Company's Non-Employee Directors. Over a period of six months, each of the five Non-Employee Directors was granted an option to purchase 15,000 shares of the Common Stock at fair market value ($8.00 and $14.50 per share). Such options become immediately exercisable with respect to one-third of the shares of Common Stock (5,000 shares), the remaining 10,000 shares of Common Stock vest in equal annual installments over the next four years following the anniversary date of the initial grant. The options expire ten years from date of grant.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

7. STOCK OPTIONS AND WARRANTS (CONTINUED)
    On June 17, 1997, the 1995 Plan was amended by the Board. The amended 1995 Plan provides that each Non-Employee Director who serves the Company during the fiscal year shall be entitled to receive an annual retainer with respect to that fiscal year and meeting fee compensation payable in shares of Common Stock. Each person who becomes a Non-Employee Director, and has not previously received a non-qualified stock option shall be entitled to receive an initial retainer. Each Non-Employee Director may choose to have such compensation deferred or distributed on the first business day after the end of the fiscal year.

    An initial retainer of 1,000 shares of Common Stock shall be payable to a Non-Employee Director at any time on or after July 1, 1997, who serves for at least one year, and has not previously received non-qualified stock options under the 1995 Plan or an initial retainer.

    The annual retainer payable to Non-Employee Directors for services rendered during a fiscal year is as follows: 800 shares of Common Stock for Board membership; 600 shares of Common Stock for committee chairmanship; and 150 shares of Common Stock for committee membership. The meeting fee compensation payable to Non-Employee Directors for Board and committee meetings attended during a fiscal year shall be paid in shares of the Companys' Common Stock, as follows: 50 shares of Common Stock per Board meeting; and 25 shares of Common Stock per committee meeting.
    (c) A director, employee and officers of the Company were issued options to purchase 659,862 shares of the Common Stock at $4.35 to $10.50 per share, resulting in compensation expenses of approximately $3,418,000 which are amortized over the remaining lives of their contracts. The expense for the year ended June 30, 1997 and 1996 was $770,390 and $1,411,871; accrued salaries as at June 30, 1997 and 1996 includes $2,182,261 and $1,411,871, respectively. Of these options, options to purchase 574,862 shares of Common Stock are not pursuant to either the 1990 Plan or the 1995 Plan. As of June 30, 1997, options to purchase 511,890 shares of Common Stock are exercisable by the director, employee and officers of the Company.

    (d) The Company has warrants outstanding to purchase 2,651,513 shares of the Common Stock at exercise prices varying from $.004 per share to $16.50 per share which generally vest upon issuance. In April 1996, the Company issued a five-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $11.00 per share (which was below fair market value) in connection with the execution of a consulting agreement. This resulted in an additional $275,000 consulting expense which is being amortized over the three year term of the agreement. In March 1996, the Company issued five-year warrants to purchase 20,000 shares of Common Stock at an exercise price of $10.00 (which was below fair market value) in connection with legal services provided to the Company. This resulted in an additional $235,000 legal expense during the year ended June 30, 1996. The expenses referred to above were calculated as the excess of fair market value over the grant price. On August 27, 1996, the Company settled a claim with certain individuals pursuant to which the Company issued five year warrants to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $10.00 per share. This resulted in an additional expense of $337,500 during the year ended June 30, 1997.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

7. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Information regarding the Company's Stock Option Plans and Warrants for fiscal years ended 1995, 1996 and 1997 is as follows:

                                      1995                            1996                            1997
                         ------------------------------  ------------------------------  ------------------------------
                                             WEIGHTED                        WEIGHTED                        WEIGHTED
                                              AVERAGE                         AVERAGE                         AVERAGE
                                             EXERCISE                        EXERCISE                        EXERCISE
                              SHARES           PRICE          SHARES           PRICE          SHARES           PRICE
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
Options outstanding,
  beginning of year....            329,000   $    7.86             883,056   $    5.56           1,656,965   $    6.63
Options exercised......         --              --                 (85,216)       7.27             (14,500)       5.24
Options granted........            578,612        4.35             864,125        7.80              65,225       33.63
Options canceled.......            (24,556)       8.00              (5,000)       8.00              (1,950)      12.81
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
Options outstanding,
  end of year..........            883,056   $    5.56           1,656,965   $    6.63           1,705,740   $    7.66
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
Option price range at
  end of year..........     $4.00 to $8.00               $  4.00 to $14.50                 $4.00 to $40.00
Option price range for
  exercised shares.....         --                          $4.00 to $8.00                  $4.00 to $8.00
Options available for
  grant at end of
  year.................          1,070,931                         461,806                         398,531

                                      1995                            1996                            1997
                         ------------------------------  ------------------------------  ------------------------------
                                             WEIGHTED                        WEIGHTED                        WEIGHTED
                                              AVERAGE                         AVERAGE                         AVERAGE
                                             EXERCISE                        EXERCISE                        EXERCISE
                              SHARES           PRICE          SHARES           PRICE          SHARES           PRICE
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
Warrants outstanding,
  beginning of year....            737,687        7.60             956,493        7.23           2,747,355        9.30
Warrants exercised.....         --              --                (212,888)       5.87            (125,842)       5.00
Warrants granted.......            218,806        5.99           2,010,000        9.99              30,000       10.00
Warrants canceled......         --              --                  (6,250)      32.00          --              --
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
Warrants outstanding,
  end of year..........            956,493        7.23           2,747,355        9.30           2,651,513        9.52
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
                         -----------------  -----------  -----------------  -----------  -----------------  -----------
Warrant price range at
  end of year..........  $  .004 to $32.00               $  .004 to $16.50               $  .004 to $16.50
Warrant price range for
  exercised shares.....                N/A               $  .004 to $10.00                           $5.00
Warrants available for
  grant at end of
  year.................          2,010,000                          30,000                             N/A

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

7. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The weighted exercise price and weighted fair value of options and warrants granted by the Company for fiscal years ended 1996 and 1997 are as follows:

                                                                                   1996                      1997
                                                                         ------------------------  ------------------------
                                                                          WEIGHTED     WEIGHTED     WEIGHTED     WEIGHTED
                                                                           AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                                                          EXERCISE       FAIR       EXERCISE       FAIR
                                                                            PRICE        VALUE        PRICE        VALUE
                                                                         -----------  -----------  -----------  -----------
Weighted average of options and warrants
  granted during the year whose
  exercise price exceeded fair
  market value at the date of grant....................................   $   13.94    $    9.09    $   35.00    $    7.24
Weighted average of options and warrants
  granted during the year whose
  exercise price was equal to fair
  market value at the date of grant....................................   $    8.00    $    5.44    $   17.88    $   11.85
Weighted average of options and warrants
  granted during the year whose
  exercise price was less than fair
  market value at the date of grant....................................   $    6.68    $    5.18    $   10.00    $   11.34

    The following table summarizes information about fixed-price stock options and warrants outstanding at June 30, 1997.

                                                                    WEIGHTED                   NUMBER
                                                        NUMBER       AVERAGE     WEIGHTED    EXERCISABLE  WEIGHTED
                                                      OUTSTANDING   REMAINING     AVERAGE     AT JUNE      AVERAGE
                                                      AT JUNE 30,  CONTRACTUAL   EXERCISE       30,       EXERCISE
RANGE OF EXERCISE PRICES                                 1997         LIFE         PRICE        1997        PRICE
----------------------------------------------------  -----------  -----------  -----------  ----------  -----------

$.004 to $6.00......................................   1,532,308      5 Years    $    4.84    1,407,336   $    4.87

$8.00 to $14.50.....................................   2,433,170      4 Years    $    9.71    2,064,670   $    9.96

$16.50 to $17.88....................................     331,775      4 Years    $   16.52      327,500   $   16.50

$30.00 to $40.00....................................      60,000     11 Years    $   35.00       19,998   $   35.00
                                                      -----------                            ----------

                                                       4,357,253                              3,819,504
                                                      -----------                            ----------
                                                      -----------                            ----------

8. INCOME TAXES

    The Company has a net operating loss ("NOL") carryforward of approximately $57,800,000 for financial reporting purposes and approximately $43,364,000 for tax purposes with research and development credit carryforward of approximately $116,000 expiring in the years 2006 through 2009. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements as the realization of this deferred tax benefit is not more than likely. The NOL carryforward for tax purposes expire in the years 2006 through 2012. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes, the use of accelerated depreciation methods for property and equipment and temporary timing differences between the deductibility of certain expenses for financial reporting purposes and tax purposes. During 1997, the Company will amortize these start-up expenditures for tax purposes over five years.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

8. INCOME TAXES (CONTINUED)
    The Tax Reform Act of 1986 provided for a limitation on the use of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's stock during 1993 through 1996, a change of ownership of greater than 50%, as defined, may have occurred. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

    The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:

                                                                               JUNE 30,
                                                     ------------------------------------------------------------
                                                                 1996                           1997
                                                     ----------------------------  ------------------------------
                                                       TEMPORARY         TAX         TEMPORARY          TAX
                                                      DIFFERENCE       EFFECT        DIFFERENCE        EFFECT
                                                     -------------  -------------  --------------  --------------

Net operating loss carryforward....................  $  (6,177,000) $  (2,471,000) $  (40,762,000) $  (16,305,000)

Deferred start-up expenses.........................    (12,925,000)    (5,170,000)    (12,925,000)     (5,170,000)

Non-cash compensation and expenses.................     (1,797,000)      (719,000)     (3,145,000)     (1,258,000)

Research and development credits...................       (116,000)      (116,000)       (116,000)       (116,000)

Other..............................................         (5,000)        (2,000)       (632,000)       (253,000)

Depreciation.......................................       --             --               507,000         203,000

Valuation allowance................................     21,020,000      8,478,000      57,073,000      22,899,000
                                                     -------------  -------------  --------------  --------------

                                                     $    --        $    --        $     --        $     --
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------

9. OTHER RELATED PARTY TRANSACTIONS AND AGREEMENTS

    During 1990, as part of the organization of the Company, the founder of the Company and Executive Vice President and Director received 526,250 shares of Common Stock in exchange for assigning to the Company all pending patent applications, trademarks, copyrights, technology and similar rights associated with products relating to or evolving from the patent application filed by the Executive Vice President and Director. In addition, under the terms of an employment agreement dated May 15, 1992, a royalty of $.005 for each device sold, as defined, will be paid. The total amount of royalties earned was $67,999 of which $30,613 was paid as of June 30, 1997.

    On July 29, 1994 and as amended August 1, 1995, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. Among other matters, he will receive a royalty of $.005 for each unit of feminine protection product sold and $.01 for each unit sold for medical purposes. The total amount of royalties earned was $67,999 of which $30,613 was paid as of June 30, 1997.

    A director and stockholder of the Company is the Chairman of the Executive Committee of an advertising agency used by the Company which was paid approximately $13,743,000 and $1,077,000 during the years ended June 30, 1997 and 1996, respectively. In addition, approximately $5,752,000 and $560,000 owed to such agency are included in accrued expenses and accounts payable at June 30, 1997 and 1996, respectively. In March, 1996, the Company issued a five-year warrant to purchase 50,000 shares of

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

9. OTHER RELATED PARTY TRANSACTIONS AND AGREEMENTS (CONTINUED)
Common Stock at an exercise price of $10.00 per share in repayment of $50,000 of fees owed to such agency, which were incurred in connection with the launch of INSTEAD-REGISTERED TRADEMARK-. This resulted in an additional advertising expense of $118,500. As of July 31, 1997, the parent company of the agency was acquired by True North Communications ("True North"). An affiliated company of True North was paid approximately $1,138,000 and $40,000 for the years ended June 30, 1997 and 1996, respectively, for consumer promotion activities. In addition, $320,387 and $89,386 owed to such company are included in accrued expenses and accounts payable at June 30, 1997 and 1996, respectively.

    In March 1996, the Company issued a five-year warrant to purchase 35,000 shares of Common Stock to an entity formed by the partners of a law firm which provided legal services in connection with the Company's initial public offering. The warrant has an exercise price of $10.00 per share and was issued in repayment of $35,000 of legal fees which were incurred in connection with the initial public offering. This resulted in an additional legal expense of approximately $27,000 and a charge to additional paid-in capital of $56,000. A partner of the law firm was appointed to the Company's Board of Directors in April 1996 and was issued five-year warrants to purchase 15,000 shares of Common Stock at $14.50 per share. The total amount of fees paid by the Company to such law firm was approximately $909,000, $647,000, and $30,000 for the years ended June 30, 1997, 1996 and 1995, respectively. In addition, $102,000, and $95,000, owed to the law firm is included in accounts payable and accrued expenses at June 30, 1997 and 1996, respectively.

    In February 1996, the Company reached an agreement (the "ReProtect Agreement") with a company, ReProtect, formed by scientists (including a current director) who previously conducted research for the Company under an expired research agreement. The ReProtect Agreement is for a ten-year term and provides that the Company will provide ReProtect $1 million annually for research after the IPO. The ReProtect Agreement provides the Company with an exclusive license for the use of the BufferGel Technology coupled with the SoftCup Technology, for which ReProtect received a one-time payment of $100,000, a ten-year option to purchase 225,000 shares of Common Stock, exercisable upon the attainment of certain milestones and will receive a royalty of $.01 per unit of the product sold. In addition, ReProtect granted the Company a ten-year license for vaginal use of the BufferGel Technology without the SoftCup Technology, for which ReProtect received a one time payment of $100,000, options to purchase 175,000 shares of Common Stock, exercisable upon the attainment of certain milestones, and a royalty of either 5% or 3% (depending on whether a patent has been issued) of net sales of the BufferGel Technology (without the SoftCup Technology). Of the above mentioned stock options, 100,000 were granted at $6.00 per share resulting in capitalized licensing costs of $200,000 which will be amortized over the life of the research agreement which is ten years. Research and development expenditures pursuant to the above agreements amounted to approximately $1,000,000, $626,500 and $60,230 for each of the years ended June 30, 1997, 1996 and 1995, respectively.

10. PREFERRED STOCK

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

    Each share of Series A Preferred Stock was initially (a) convertible, at any time at the option of the Holder, into Common Stock at a conversion rate of 12.5 shares of Common Stock for each such share,

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

10. PREFERRED STOCK (CONTINUED)
subject to adjustment for certain dilutive events, (b) entitled to cumulative annual dividends of $8.00, (c) participating with the Common Stock in any dividend after payment of said $8.00, (d) has a liquidation preference of $100.00 and (e) entitled to the number of votes equal to the number of shares of Common Stock into which such share can be converted.

    During the year ended June 30, 1997 and 1996, all of the Series A Preferred Stock were converted into 22,425 and 108,225 shares of Common Stock, respectively.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

    LEASES

    The Company leases office, manufacturing facilities and office equipment. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In July 1996, the Company signed a ten-year lease for office space in New York, New York. The Company obtained a one-year renewable standby letter of credit, expiring in August 1998, in the amount of $494,000 as rent security for the above premises collateralized by cash equivalents.

    Future minimum lease payments for operating leases are as follows:

YEAR ENDING JUNE 30,
-------------------------------------------------------------------------
1998.....................................................................     $     654,456
1999.....................................................................           681,490
2000.....................................................................           807,233
2001.....................................................................           779,958
2002.....................................................................           791,750
Thereafter...............................................................     $   2,706,327
                                                                           -------------------
                                                                              $   6,421,214
                                                                           -------------------
                                                                           -------------------

    Rental expense was approximately $403,000 , $123,000 and $108,000, for the years ended June 30, 1997, 1996 and 1995, respectively. Minimum lease payments have not been reduced by minimum sublease rentals of approximately $525,000 due in the future under a non-cancelable sublease.

    SALES

    The Company had sales in excess of ten percent with two supermarket chains in the amounts and percentages of approximately $546,545 (15.5%) and $510,748 (14.4%) for the year ended June 30, 1997.

    MANUFACTURING EQUIPMENT AND IMPROVEMENTS

    The Company has commitments in the amount of approximately $7,250,000 of which approximately $4,368,000 has been paid principally for the purchase of manufacturing equipment. Of these commitments approximately $2,882,000 is unpaid of which approximately $1,270,000 is included in accounts payable and accrued expenses at June 30, 1997.

                                 ULTRAFEM, INC.

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

12. INITIAL PUBLIC OFFERING AND SECOND OFFERING

    On February 27, 1996, the Company completed its initial public offering of Common Stock. The initial public offering was consummated with the sale of 3,910,000 shares of its Common Stock at $10.00 per share with proceeds of $34,085,611, net of related expenses of $5,014,389.

    On November 13, 1996, the Company completed a second public offering of Common Stock with the sale of 2,000,000 shares of its Common Stock at $20 per share with proceeds of $35,924,421, net of related expenses of $4,075,579.