Form 10-Q
period 1997-09-30
ULTRAFEM INC
filed 1997-11-10
CIK 892142

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

                      For the quarterly period ended September 30, 1997

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
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

                          805 THIRD AVENUE, 17TH FLOOR
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-446-1400
              (Registrant's telephone number, including area code)

                            ------------------------

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

Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At November 7, 1997, there were 8,557,003 shares of Common Stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ULTRAFEM, INC.

                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                         -----------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.....................................................................           1

              Balance Sheets as of September 30, 1997 and June 30, 1997................................           2

              Statements of Operations for the Three Months Ended September 30, 1997 and 1996..........           3

              Statements of Cash Flows for the Three Months Ended September 30, 1997 and 1996..........           4

              Notes to Financial Statements............................................................         5-6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....        7-10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................          11

Item 2.       Changes in Securities....................................................................          11

Item 3.       Defaults upon Senior Securities..........................................................          11

Item 4.       Submission of Matters to a Vote of Security Holders......................................          11

Item 5.       Other Information........................................................................          11

Item 6.       Exhibits and Reports on Form 8-K.........................................................          11

Signatures.............................................................................................          12

'

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

    The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                 ULTRAFEM, INC.

                                 BALANCE SHEETS

                                                                                     SEPTEMBER 30,    JUNE 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)

                                                     ASSETS
Current Assets:
  Cash and cash equivalents........................................................  $   7,274,665  $  20,751,393
  Accounts receivable--less allowance for doubtful accounts of $82,000 and
    $72,000........................................................................      1,495,315      1,515,788
  Inventory........................................................................      4,945,813      4,581,944
  Prepaid marketing and other current assets.......................................      2,443,855      1,420,330
                                                                                     -------------  -------------
    Total Current Assets...........................................................     16,159,648     28,269,455

Property and equipment--net........................................................     11,703,552     11,227,028
Other assets--net..................................................................      1,400,774      1,209,810
                                                                                     -------------  -------------
    TOTAL ASSETS...................................................................  $  29,263,974  $  40,706,293
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................................  $   4,014,216  $   3,639,035
  Accrued interest.................................................................        492,924        463,833
  Accrued salaries.................................................................      2,660,717      2,823,615
  Accrued marketing and selling....................................................      4,777,377      5,665,363
  Other accrued liabilities........................................................      2,047,872      2,359,797
                                                                                     -------------  -------------
    Total Current Liabilities......................................................     13,993,106     14,951,643

Long-term debt.....................................................................        700,000        700,000
Other liabilities..................................................................        210,517        186,412
                                                                                     -------------  -------------
    Total Liabilities..............................................................     14,903,623     15,838,055
                                                                                     -------------  -------------

Stockholders' Equity:
  Preferred stock, $.001 par value--authorized 5,000,000 shares $8 cumulative
    Convertible Series A: none issued..............................................       --             --
  Common stock, $.001 par value--authorized 70,000,000 shares; outstanding
    8,557,003 and 5,737,241 shares, respectively (stated at).......................         12,710         12,668
  Additional paid-in capital.......................................................     82,936,142     82,622,208
  Deficit..........................................................................    (68,588,501)   (57,766,638)
                                                                                     -------------  -------------
    Total Stockholders' Equity.....................................................     14,360,351     24,868,238
                                                                                     -------------  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $  29,263,974  $  40,706,293
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Net sales............................................................................  $   1,786,679  $    192,540
                                                                                       -------------  ------------
Costs and Expenses:
  Cost of sales (exclusive of depreciation)..........................................      1,168,381       358,377
  Marketing, sales and distribution..................................................      8,507,890     2,921,392
  Research and development...........................................................        805,960       394,778
  General and administrative.........................................................      2,076,229     1,924,557
  Depreciation and amortization......................................................        262,687       213,355
                                                                                       -------------  ------------
                                                                                          12,821,147     5,812,459
                                                                                       -------------  ------------
Loss from operations.................................................................     11,034,468     5,619,919
Interest income......................................................................       (216,871)     (285,345)
Interest expense--net of capitalized interest of $30,714 in 1997.....................          4,266       122,858
                                                                                       -------------  ------------
Net loss.............................................................................  $  10,821,863  $  5,457,432
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Net loss per share...................................................................  $        1.27  $        .94
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Weighted average number of common shares and equivalents outstanding.................      8,521,886     5,827,622
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                          1997           1996
                                                                                     --------------  -------------
Cash flows from operating activities:
Net loss...........................................................................  $  (10,821,863) $  (5,457,432)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation...................................................................         226,966        109,284
    Provision for doubtful accounts................................................          10,000       --
    Amortization of debt issuance, consulting, licensing and patent costs..........          35,721        104,071
    Non-cash officers compensation.................................................         192,613        192,970
    Non-employee stock-based claim settlement......................................        --              338,000
    Non-employee stock-based compensation..........................................          46,178       --
    Loss on disposal of equipment..................................................           9,816          7,724
    Changes in operating assets and liabilities....................................      (2,730,651)      (745,925)
                                                                                     --------------  -------------
      Net Cash Used in Operating Activities........................................     (13,031,220)    (5,451,308)
                                                                                     --------------  -------------
Cash flows from investing activities:
  Purchase of and deposits on property and equipment...............................        (763,074)    (2,946,550)
  Proceeds from sale of equipment..................................................          49,768       --
                                                                                     --------------  -------------
    Net Cash Used in Investing Activities..........................................        (713,306)    (2,946,550)
                                                                                     --------------  -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants.............................         267,798        654,010
  Repayment of borrowings..........................................................        --             (103,125)
                                                                                     --------------  -------------
    Net Cash Provided by Financing Activities......................................         267,798        550,885
                                                                                     --------------  -------------
Net (decrease) in cash.............................................................     (13,476,728)    (7,846,973)
Cash and cash equivalents, beginning of period.....................................      20,751,393     24,510,071
                                                                                     --------------  -------------
Cash and cash equivalents, end of period...........................................  $    7,274,665  $  16,663,098
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Changes in operating assets and liabilities consist of:
  Decrease (increase) in accounts receivable.......................................  $       10,473  $    (157,806)
  Increase in inventory............................................................        (363,869)      (909,492)
  Increase in prepaid marketing and other current assets...........................      (1,023,525)    (1,034,290)
  Increase in other assets.........................................................        (226,685)      (454,070)
  Increase in accounts payable.....................................................         375,181        817,263
  (Decrease) increase in accrued liabilities.......................................      (1,526,331)       992,470
  Increase in other long-term liabilities..........................................          24,105       --
                                                                                     --------------  -------------
                                                                                     $   (2,730,651) $    (745,925)
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Supplementary information:
  Cash paid during the year for:
    Interest.......................................................................  $        5,888  $      77,754
                                                                                     --------------  -------------
                                                                                     --------------  -------------
    Taxes..........................................................................  $     --        $    --
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Non-cash financing activities:
  Conversion of notes payable to common stock......................................  $     --        $     130,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------
  Conversion of preferred stock to common stock....................................  $     --        $     112,125
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Other non-cash activities:
  Issuance of options and warrants in connection with employee and non-employee
    stock-based compensation.......................................................  $      238,791  $     530,970
                                                                                     --------------  -------------
                                                                                     --------------  -------------

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

    The balance sheet as at September 30, 1997 and the statements of operations and cash flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Certain reclassifications have been made to conform with the current presentation.

2. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Loss per common and common equivalent share for the three months ended September 30, 1997 and 1996 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the three months ended September 30, 1997 and 1996 were not considered as their effect was antidilutive.

3. INVENTORY

    Inventory consists of the following:

                                                                                     SEPTEMBER 30,    JUNE 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
Raw materials......................................................................  $     927,175  $   1,026,051
Work-in-process....................................................................         25,748         26,785
Finished goods.....................................................................      3,992,890      3,529,108
                                                                                     -------------  -------------
                                                                                     $   4,945,813  $   4,581,944
                                                                                     -------------  -------------
                                                                                     -------------  -------------

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                     SEPTEMBER 30,    JUNE 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
Machinery and equipment............................................................  $   4,458,229  $   4,400,397
Office furniture and equipment.....................................................        802,781        744,614
Leasehold improvements.............................................................      1,242,097      1,234,016
Construction in progress...........................................................      6,358,588      5,785,501
                                                                                     -------------  -------------
                                                                                        12,861,695     12,164,528
Less accumulated depreciation and amortization.....................................     (1,158,143)      (937,500)
                                                                                     -------------  -------------
                                                                                     $  11,703,552  $  11,227,028
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                 ULTRAFEM, INC.

                                  (UNAUDITED)

5. OTHER ASSETS

    Other assets consist of the following:

                                                                                      SEPTEMBER 30,    JUNE 30,
                                                                                          1997           1997
                                                                                      -------------  -------------
Patent and trademark costs..........................................................   $   222,493   $     222,493
Debt issuance costs.................................................................        23,734          23,734
Deferred offering costs.............................................................       192,132        --
Consulting agreement................................................................       275,000         275,000
Licensing agreements................................................................       400,000         400,000
Security deposits...................................................................       533,226         498,673
                                                                                      -------------  -------------
                                                                                         1,646,585       1,419,900
Less accumulated amortization.......................................................      (245,811)       (210,090)
                                                                                      -------------  -------------
                                                                                       $ 1,400,774   $   1,209,810
                                                                                      -------------  -------------
                                                                                      -------------  -------------

6. RELATED PARTY

    A director and stockholder of the Company is the President and Chief Executive Officer of a holding company which includes an advertising agency used by the Company which was paid approximately $7,303,000 and $2,048,000 during the three months ended September 30, 1997 and 1996, respectively. In addition, approximately $5,732,000 and $6,072,000 owed to such agency are included in accrued liabilities and accounts payable at September 30, 1997 and June 30, 1997, respectively.

    The Company entered into a Research Agreement with ReProtect, LLC, formed by scientists associated with The Johns Hopkins University (including a current director) who conduct research for the Company. Research and development expenditures pursuant to the above agreement amounted to approximately $302,000 and $250,000 for the three months ended September 30, 1997 and 1996, respectively. Included in prepaid marketing and other current assets at September 30, 1997 and June 30, 1997 is $135,917 and $83,300, respectively, of prepaid research and development expenditures paid to ReProtect.

    A director and stockholder of the Company is a partner of a law firm used by the Company which was paid approximately $156,000 and $222,000 for the three months ended September 30, 1997 and 1996, respectively. In addition, approximately $95,000 and $102,000 owed to the law firm is included in accounts payable and accrued expenses at September 30, 1997 and June 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's activities during the quarter ended September 30, 1997 were focused on the commercial introduction of INSTEAD-Registered Trademark-. The introduction of INSTEAD-Registered Trademark- was initiated in the Fall of 1996 in the Pacific Northwest ("Wave I"), a region which the Company estimates represents approximately 8% of U.S. households and includes the major markets of San Francisco, Seattle, Portland, Spokane, Sacramento and Boise. Key retailers carrying INSTEAD-Registered Trademark- in this geography include Albertsons, Fred Meyer, Longs, Luckys, Safeway, Target, Thrifty Payless, and Walgreens. In the Spring of 1997, the Company expanded the distribution of INSTEAD-Registered Trademark- into the remaining Western United States ("Wave II"), a region which the Company estimates represents approximately 16% of U.S. households and includes the major markets of Los Angeles, San Diego, Phoenix, Salt Lake City, Las Vegas and Denver. New key retailers in this geography include Fry's, King Sooper, Osco, Ralph's, Vons and Wal-Mart. In the first half of 1997, the Company began to distribute INSTEAD-Registered Trademark- on a national basis to Target and Walgreens. During the quarter ended September 30, 1997, CVS/Revco, Eckerd and Rite-Aid began national distribution of INSTEAD-Registered Trademark-.

    The Company continued marketing and advertising activities for INSTEAD-Registered Trademark- directed to the consumer audiences and retail trade. These activities were centered on generating awareness and trial of INSTEAD-Registered Trademark-. In Wave I (Pacific Northwest), AC Nielsen dollar market share for the quarter ended September 27, 1997 was 4.4%. Significant increases were seen in the mass merchandiser class of trade, growing from a 2.5% dollar market share in the fourth quarter of fiscal 1997 to a 3.8% dollar market share in the first quarter of fiscal 1998.

    In the Wave II area, retail distribution and consumer response are significantly ahead of the initial launch area after only three months in the market. Distribution in the food class of trade was 63% in Wave II compared with 41% in Wave I. AC Nielsen dollar market share in the additional 16% geography continues to grow with a 2.5% dollar market share for the quarter ended September 27, 1997.

    Manufacturing activities to support the launch of INSTEAD-Registered Trademark- progressed during the three months ended September 30, 1997. For the three months ended September 30, 1997, gross margin exclusive of depreciation was positive, as the Company maintained a level of production adequate to absorb manufacturing costs.

    In addition, research and development activities on new products continued. On September 15, 1997, Ultrafem began pre-clinical trials with women at two U.S. test centers under an IND for the contraceptive product, which combines the SoftCup-Registered Trademark- Technology and the BufferGel-TM-.

    The BufferGel-TM- Phase I clinical trials in the U.S. are nearing completion. The study was sponsored by HIVNET, a unit of the National Institutes of Health to validate the safety of BufferGel-TM- for use as a vaginal microbicide for the prevention of AIDS and other sexually transmitted diseases (STD's). BufferGel-TM- was developed by ReProtect, LLC scientists associated with Johns Hopkins University. Ultrafem has the worldwide licensing rights to BufferGel-TM- and intends to bring to market all new vaginal products using the BufferGel-TM- technology.

    The following table sets forth, for the periods indicated, the percentage increases or (decreases) of certain items included in the Company's statements of operations:

                                                                                           PERCENTAGE
                                                                              INCREASE(DECREASE) FROM PRIOR PERIOD
                                                                             ---------------------------------------
                                                                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                                       COMPARED WITH 1996
                                                                             ---------------------------------------
Net sales..................................................................                     828.0%
Cost of sales (exclusive of depreciation)..................................                     226.0
Marketing, sales and distribution..........................................                     191.2
Research and development...................................................                     104.2
General and administrative.................................................                       7.9
Depreciation and amortization..............................................                      23.1
Interest income............................................................                     (24.0)
Interest expense...........................................................                     (96.5)
Net loss...................................................................                      98.3

THREE MONTHS 1997 VS. THREE MONTHS 1996

NET SALES

    Net sales increased 828% to $1,786,679 during the three months ended September 30, 1997 compared to $192,540 during the three months ended September 30, 1996. The Company attributes this increase primarily to expanded distribution of INSTEAD-Registered Trademark- to the Western United States in the Spring of 1997 compared to distribution, which began during August 1996, only in the Pacific Northwest during the three months ended September 30, 1996. This increase was also due to expanded distribution on a national basis to retailers such as Target, Walgreens, CVS/Revco, Eckerd and Rite-Aid and greater store sales in the comparable Pacific Northwest market where the Company was in the same market during both quarters.

COST OF SALES (EXCLUSIVE OF DEPRECIATION)

    Cost of sales increased 226% to $1,168,381 during the three months ended September 30, 1997 compared to $358,377 during the three months ended September 30, 1996, exclusive of depreciation. The Company attributes this increase primarily to increased manufacturing costs associated with the production of INSTEAD-Registered Trademark- to support related increased sales and samples.

MARKETING, SALES AND DISTRIBUTION

    Marketing, sales and distribution expense increased 191.2% to $8,507,890 during the three months ended September 30, 1997 compared to $2,921,392 during the three months ended September 30, 1996. The Company attributes this increase primarily to expenses incurred in connection with the continued expansion of INSTEAD-Registered Trademark- into the Pacific Northwest, into further western geography and initiation of distribution into selected national accounts. This included marketing, advertising for television, print, sampling and coupon mailings to generate consumer trial and awareness of INSTEAD-Registered Trademark- and, to a lesser extent, administration of the various marketing and sales programs and market research.

RESEARCH AND DEVELOPMENT

    Research and development expense increased 104.2% to $805,960 during the three months ended September 30, 1997 compared to $394,778 during the three months ended September 30, 1996. The increase was primarily attributable to development of the contraceptive product prototypes, consulting fees in connection with developing a strategic plan regarding the Company's health care products and to a lesser extent legal expenses.

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 7.9% to $2,076,229 during the three months ended September 30, 1997 compared to $1,924,557 during the three months ended September 30, 1996. This increase was primarily due to salaries and related expenses attributable to support general and administrative activities, insurance, office related expenses and to a lesser extent, increases in professional fees and consulting expense. This was offset in part by non-cash charges during the quarter ended September 30, 1996 resulting from the issuance of warrants to purchase Common Stock in connection with the settlement of a claim and a reduction in financial investor relation expenses.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased 23.1% to $262,687 during the three months ended September 30, 1997 compared to $213,355 during the three months ended September 30, 1996. This increase was attributable to the increase in the depreciation of property and equipment offset by a decrease in the amortization of deferred debt issuance costs.

INTEREST EXPENSE

    Interest expense was $4,266 and $122,858 for the three months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997, interest expense was offset by $30,714, resulting from capitalized interest for construction in progress. The Company also attributes this decrease to the repayment of debt by the Company and conversion of convertible debt to Common Stock.

INTEREST INCOME

    Interest income was $216,871 and $285,345 for the three months ended September 30, 1997 and 1996, respectively. The decrease was attributable to lower cash and cash equivalent balances during the three months ended September 30, 1997 compared to September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had $7.3 million in cash and cash equivalents. From June 30, 1997 to September 1997, the Company's cash position decreased by $13.5 million, principally reflecting $13.1 million used in operating activities, $.7 million used for the purchase of and deposits on property and equipment, offset in part by $.3 million from the exercise of stock options and warrants.

    The Company's working capital and capital requirements will depend on numerous factors, including the progress of the staged market introduction of INSTEAD-Registered Trademark-, the Company's research and development activities, the level of resources that the Company devotes to the clinical, patent, regulatory and marketing aspects of its products and the extent to which strategic alliances with multi-national pharmaceutical or consumer product companies are formed. At September 30, 1997, the Company had commitments in the amount of approximately $6,139,000, of which $2,340,000 was unpaid, principally for the purchase of manufacturing equipment and improvements to the manufacturing facility to support increased levels of production. Included in accounts payable and accrued liabilities at September 30, 1997 was approximately $716,000 of these unpaid commitments. In addition, in February 1996, the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development. The Company will also continue to incur additional expenses for research and development, prototype manufacturing, laboratory and human clinical studies, regulatory and patent as well as market research.

    The Company's stockholders' equity decreased by approximately $10,508,000 from June 30, 1997 to September 30, 1997 reflecting a net loss for the three months ended September 30, 1997 of approximately

$10,822,000 offset by proceeds from the exercise of stock options and warrants and non-employee stock-based compensation in the amount of approximately $314,000.

    The Company believes that the financial resources available to it is an important factor in its ability to achieve the marketing and distribution of INSTEAD-Registered Trademark- and its ability to develop and eventually bring women's health care products to market. The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, the manufacturing, marketing and distribution of INSTEAD-Registered Trademark-, research and development activities, engineering and design of fully automated manufacturing systems, clinical testing, meeting domestic and international regulatory requirements, applications for domestic and international patent protection, applications for domestic trademark protection and market research. The Company will require additional financing to meet these needs and if unforeseen risks are encountered. The Company is currently seeking to raise funds in a private placement. The securities sold in the private placement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or in an applicable exemption from registration requirements of such Act. Additional financing may require the issuance of new equity securities, and there can be no assurance that the Company will be able to obtain working capital or additional financing at a favorable rate, if at all.

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

           None.

  ITEM 5.  OTHER INFORMATION

           None.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibts

  EXHIBIT
  NUMBER     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------

     10.62   Letter Agreement, dated as of January 1, 1997, between Ultrafem, Inc. and Bozell Worldwide, Inc.

      27.1   Financial Data Schedule

        (b)  Reports on 8-K

             None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ULTRAFEM, INC.

                                By:             /s/ JOHN W. ANDERSEN
                                     -----------------------------------------
                                                  John W. Andersen
                                        PRESIDENT; CHIEF EXECUTIVE OFFICER;
                                       DIRECTOR AND CHAIRMAN OF THE BOARD OF
                                                     DIRECTORS

                                By:               /s/ DORI M. REAP
                                     -----------------------------------------
                                                    Dori M. Reap
                                          SENIOR VICE PRESIDENT OF FINANCE
                                      AND ADMINISTRATION; SECRETARY AND CHIEF
                                                 FINANCIAL OFFICER

Dated: November 10, 1997