Form 10-Q
period 1997-12-31
ULTRAFEM INC
filed 1998-02-13
CIK 892142

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

                For the quarterly period ended December 31, 1997

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

                        130 WEST 42ND STREET, SUITE 1103
                            NEW YORK, NEW YORK 10036
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-921-2070

              (Registrant's telephone number, including area code)

                            ------------------------

             805 THIRD AVENUE, 17TH FLOOR, NEW YORK, NEW YORK 10022
   (Former name, former address and former fiscal year, if changed since last report)

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

    At February 10, 1998, there were 8,557,003 shares of Common Stock, $.001 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ULTRAFEM, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements......................................................................           1
              Balance Sheets as of December 31, 1997 and June 30, 1997..................................           2
              Statements of Operations for the Six Months and Three Months Ended December 31, 1997 and
                1996....................................................................................           3
              Statements of Cash Flows for the Six Months Ended December 31, 1997 and 1996..............           4
              Notes to Financial Statements.............................................................         5-6

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....        7-11

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings.........................................................................          12

  Item 2.     Changes in Securities.....................................................................          12

  Item 3.     Defaults upon Senior Securities...........................................................          12

  Item 4.     Submission of Matters to a Vote of Security Holders.......................................          12

  Item 5.     Other Information.........................................................................          12

  Item 6      Exhibits and Reports on Form 8-K..........................................................          12

Signatures    ..........................................................................................          13

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

    The results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                                 ULTRAFEM, INC.
                                 BALANCE SHEETS

                                                                                     DECEMBER 31,      JUNE 30,
                                                                                         1997            1997
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................  $    2,095,462  $   20,751,393
  Accounts receivable--less allowance for doubtful accounts of $85,000 and
    $72,000.......................................................................         784,859       1,515,788
  Inventory.......................................................................       4,714,925       4,581,944
  Prepaid marketing and other current assets......................................       1,186,903       1,420,330
                                                                                    --------------  --------------
    Total Current Assets..........................................................       8,782,149      28,269,455

Property and equipment--net.......................................................      12,077,551      11,227,028
Other assets--net.................................................................       1,173,002       1,209,810
                                                                                    --------------  --------------
    TOTAL ASSETS..................................................................  $   22,032,702  $   40,706,293
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion--long-term debt.................................................  $      250,000  $     --
  Accounts payable................................................................       8,810,161       3,639,035
  Accrued interest................................................................         523,289         463,833
  Accrued salaries................................................................       2,979,084       2,823,615
  Accrued marketing and selling...................................................       1,525,766       5,665,363
  Other accrued liabilities.......................................................       1,925,168       2,359,797
                                                                                    --------------  --------------
    Total Current Liabilities.....................................................      16,013,468      14,951,643

Long-term debt....................................................................         450,000         700,000
Other liabilities.................................................................         195,745         186,412
                                                                                    --------------  --------------
    Total Liabilities.............................................................      16,659,213      15,838,055
                                                                                    --------------  --------------

Stockholders' Equity:
  Preferred stock, $.001 par value--authorized 5,000,000 shares $8 cumulative
    Convertible Series A: none issued.............................................        --              --
  Common stock, $.001 par value--authorized 70,000,000 shares; outstanding
    8,557,003 and 5,737,241 shares, respectively, (stated at).....................          12,710          12,668
  Additional paid-in capital......................................................      82,982,320      82,622,208
  Deficit.........................................................................     (77,621,541)    (57,766,638)
                                                                                    --------------  --------------
    Total Stockholders' Equity....................................................       5,373,489      24,868,238
                                                                                    --------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................  $   22,032,702  $   40,706,293
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                             SIX MONTHS ENDED             THREE MONTHS ENDED
                                                               DECEMBER 31,                  DECEMBER 31,
                                                       -----------------------------  ---------------------------
                                                            1997           1996           1997           1996
                                                       --------------  -------------  -------------  ------------
Net sales............................................  $    3,263,976  $     654,830  $   1,477,297  $    462,290
                                                       --------------  -------------  -------------  ------------
Costs and Expenses:
  Costs of sales (exclusive of depreciation).........       2,059,581        772,914        891,200       414,537
  Marketing, sales and distribution..................      14,835,347      7,818,712      6,327,457     4,897,320
  Research and development...........................       1,539,518      1,148,986        733,558       754,208
  General and administrative.........................       4,419,206      3,737,217      2,342,977     1,812,660
  Depreciation and amortization......................         546,312        446,994        283,625       233,639
                                                       --------------  -------------  -------------  ------------
                                                           23,399,964     13,924,823     10,578,817     8,112,364
                                                       --------------  -------------  -------------  ------------
Loss from operations.................................      20,135,988     13,269,993      9,101,520     7,650,074
Interest income......................................        (287,803)      (683,441)       (70,932)     (398,096)
Interest expense -- net of capitalized interest of
  $62,537 and $30,714, respectively in 1997..........           6,718        229,790          2,452       106,932
                                                       --------------  -------------  -------------  ------------
Net loss.............................................  $   19,854,903  $  12,816,342  $   9,033,040  $  7,358,910
                                                       --------------  -------------  -------------  ------------
                                                       --------------  -------------  -------------  ------------
Net loss per share -- basic..........................  $         2.33  $        2.03  $        1.06  $       1.08
                                                       --------------  -------------  -------------  ------------
                                                       --------------  -------------  -------------  ------------
  Weighted average number of common shares and
    equivalents outstanding..........................       8,539,445      6,327,111      8,577,003     6,826,601
                                                       --------------  -------------  -------------  ------------
                                                       --------------  -------------  -------------  ------------

                       See notes to financial statements.

                                 ULTRAFEM, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                           DECEMBER 31,
                                                                                                 --------------------------------
                                                                                                      1997             1996
                                                                                                 ---------------  ---------------
Cash flows from operating activities:
Net loss.......................................................................................  $   (19,854,903) $   (12,816,342)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation...............................................................................          474,872          253,354
    Provision for doubtful accounts............................................................           13,000        --
    Amortization of debt issuance, consulting, licensing and patent costs......................           71,440          193,640
    Loss on disposal of equipment..............................................................            9,816            7,724
    Non-cash officers compensation.............................................................          385,226          385,183
    Non-employee stock-based claim settlement..................................................        --                 338,535
    Non-employee stock-based compensation......................................................           92,356        --
    Changes in operating assets and liabilities................................................        1,219,675          897,726
                                                                                                 ---------------  ---------------
      Net Cash Used in Operating Activities....................................................      (17,588,518)     (10,740,180)
                                                                                                 ---------------  ---------------
Cash flows from investing activities:
  Purchase of and deposits on property and equipment...........................................       (1,384,979)      (4,974,505)
  Proceeds from sale of equipment..............................................................           49,768        --
                                                                                                 ---------------  ---------------
    Net Cash Used in Investing Activities......................................................       (1,335,211)      (4,974,505)
                                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Proceeds from sale of common stock (net of related expenses).................................        --              36,017,729
  Proceeds from exercise of stock options and warrants.........................................          267,798          667,880
  Repayment of borrowings......................................................................        --                (261,424)
                                                                                                 ---------------  ---------------
    Net Cash Provided by Financing Activities..................................................          267,798       36,424,185
                                                                                                 ---------------  ---------------
Net (decrease) increase in cash................................................................      (18,655,931)      20,709,500
Cash and cash equivalents, beginning of period.................................................       20,751,393       24,510,071
                                                                                                 ---------------  ---------------
Cash and cash equivalents, end of period.......................................................  $     2,095,462  $    45,219,571
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------
Changes in operating assets and liabilities consist of:
  Decrease (increase) in accounts receivable...................................................  $       717,929  $      (216,872)
  (Increase) in inventory......................................................................         (132,981)      (2,250,735)
  Decrease (increase) in prepaid marketing and other current assets............................          233,427         (507,408)
  (Increase) in other assets...................................................................          (34,632)         (28,165)
  Increase in accounts payable.................................................................        5,171,126          582,979
  (Decrease) increase in accrued liabilities...................................................       (4,744,527)       3,239,096
  Increase in other long-term liabilities......................................................            9,333           78,831
                                                                                                 ---------------  ---------------
                                                                                                 $     1,219,675  $       897,726
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------
Supplementary information:
  Cash paid during the year for:
    Interest...................................................................................  $         9,799  $       134,899
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------
    Taxes......................................................................................  $     --         $     --
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------
Non-cash financing activities:
  Conversion of convertible debt to common stock...............................................  $     --         $       130,000
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------
  Conversion of preferred stock to common stock................................................  $     --         $       112,125
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------
Other non-cash activities:
  Issuance of options and warrants in connection with employee and non-employee stock-based
    compensation...............................................................................  $       477,582  $       723,718
                                                                                                 ---------------  ---------------
                                                                                                 ---------------  ---------------

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

    The balance sheet as at December 31, 1997 and the statements of operations and cash flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Certain reclassifications have been made to conform with the current presentation.

2. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Loss per common and common equivalent share for the three and six months ended December 31, 1997 and 1996 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the three and six months ended December 31, 1997 and 1996 were not considered as their effect was antidilutive.

3. INVENTORY

    Inventory consists of the following:

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1997          1997
                                                                   ------------  ------------
Raw materials....................................................   $  669,586   $  1,026,051
Work-in-process..................................................       --             26,785
Finished goods...................................................    4,045,339      3,529,108
                                                                   ------------  ------------
                                                                    $4,714,925   $  4,581,944
                                                                   ------------  ------------
                                                                   ------------  ------------

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                 DECEMBER 31,     JUNE 30,
                                                                     1997           1997
                                                                 -------------  -------------
Machinery and equipment........................................  $   4,555,080  $   4,400,397
Office furniture and equipment.................................        861,185        744,614
Leasehold improvements.........................................      1,333,928      1,234,016
Construction in progress.......................................      6,733,409      5,785,501
                                                                 -------------  -------------
                                                                    13,483,602     12,164,528
Less accumulated depreciation and amortization.................     (1,406,051)      (937,500)
                                                                 -------------  -------------
                                                                 $  12,077,551  $  11,227,028
                                                                 -------------  -------------
                                                                 -------------  -------------

                                 ULTRAFEM, INC.

                                  (UNAUDITED)

5. OTHER ASSETS

    Other assets consist of the following:

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1997          1997
                                                                   ------------  ------------
Patent and trademark costs.......................................   $  222,493   $    222,493
Debt issuance costs..............................................       23,734         23,734
Consulting agreement.............................................      275,000        275,000
Licensing agreements.............................................      400,000        400,000
Security deposits................................................      533,305        498,673
                                                                   ------------  ------------
                                                                     1,454,532      1,419,900
Less accumulated amortization....................................     (281,530)      (210,090)
                                                                   ------------  ------------
                                                                    $1,173,002   $  1,209,810
                                                                   ------------  ------------
                                                                   ------------  ------------

6. RELATED PARTY

    On January 28, 1998, the Company terminated the employment arrangements with John Andersen, former Chief Executive Officer and President, and Audrey Contente, former Executive Vice President. In addition, as part of the downsizing of the manufacturing facility, the Company terminated the employment arrangement with Gary Nordmann, former Vice President, Operations. Due to certain contractual uncertainties under the terms of their respective employment arrangements and stock option plans, the Company cannot reasonably estimate, at this time, the cost, if any, associated with their terminations.

    A director and stockholder of the Company is the President and Chief Executive Officer of a holding company which includes an advertising agency used by the Company which was paid approximately $6,944,000 and $4,348,000 during the six months ended December 31, 1997 and 1996, respectively. In addition, approximately $7,104,000 and $6,072,000 owed to such agency are included in accrued liabilities and accounts payable at December 31, 1997 and June 30, 1997, respectively.

    The Company entered into a Research Agreement with ReProtect, LLC, formed by scientists associated with The Johns Hopkins University (including a current director) who conduct research for the Company. Research and development expenditures pursuant to the above agreement amounted to approximately $658,000 and $500,000 for the six months ended December 31, 1997 and 1996, respectively. Included in prepaid marketing and other current assets at December 31, 1997 and June 30, 1997 is $-0- and $83,300, respectively, of prepaid research and development expenditures paid to ReProtect.

    A director and stockholder of the Company is a partner of a law firm used by the Company which was paid approximately $281,000 and $626,000 for the six months ended December 31, 1997 and 1996, respectively. In addition, approximately $245,000 and $102,000 owed to the law firm is included in accounts payable and accrued expenses at December 31, 1997 and June 30, 1997, respectively.

7. SUBSEQUENT EVENTS

    During February 1998, the Company signed a one year operating lease for office space in New York, New York. The rent expense for the new space will be approximately $8,000 per month. The Company is currently negotiating the assignment of its present corporate office lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The Board of Directors terminated the Company's employment arrangements with John Andersen, former Chief Executive Officer and President, and Audrey Contente, former Executive Vice President. The Board has begun a search for a new Chief Executive Officer and President. Pending the appointment of a new Chief Executive Officer, the Company has established the Office of the Chief Executive consisting of Dori M. Reap, Senior Vice President Finance, and Tonya
G. Hinch, Senior Vice President Marketing and Sales.

    The Board has initiated this restructuring to facilitate the Company's efforts with respect to a financing and other alternatives, including the potential sale of the Company, its individual assets or distribution rights. The Board also formed an Executive Committee consisting of Richard A. Cone, Joy V. Jones, Martin Nussbaum and Charles D. Peebler, Jr. Further, Mr. Andersen will remain a Director of the Company. On December 22, 1997, Barrie Zesiger resigned from the Board of Directors. On February 9, 1998, Audrey Contente resigned from the Board of Directors.

    In a press release dated December 19, 1997, Ultrafem, Inc. announced that the completion of the previously disclosed financing is not imminent. In addition to continuing its efforts with respect to a financing, the Company is exploring other alternatives, including, the potential sale of the Company, its individual assets or distribution rights.

    The Company has taken significant steps to reduce its expenses and restructure the organization. These steps include the Company reducing its work force at its Missoula, Montana manufacturing facility and New York corporate office by forty-six (46) employees representing one production shift and various clerical and support staff. The Company is currently negotiating the assignment of its present New York, New York corporate office lease. During February 1998, the Company signed a one year operating lease for a new office space in New York, New York with monthly rental payments of approximately $8,000. As a consequence of these steps, the rate at which the Company is spending cash has been significantly reduced from the Company's spending rate through the quarter ending December 31, 1997. Management intends to continue taking steps to reduce the rate at which the Company expends cash while at the same time maintaining the Company's ability to continue the distribution of INSTEAD-REGISTERED TRADEMARK- to the retail trade.

    The Company's activities during the six months ended December 31, 1997 were focused on the commercial introduction of INSTEAD-REGISTERED TRADEMARK-. The introduction of INSTEAD-REGISTERED TRADEMARK- was initiated in the Fall of 1996 in the Pacific Northwest ("Wave I"), a region which the Company estimates represents approximately 8% of U.S. households and includes the major markets of San Francisco, Seattle, Portland, Spokane, Sacramento and Boise. Key retailers carrying INSTEAD-REGISTERED TRADEMARK- in this geography include Albertsons, Fred Meyer, Longs, Luckys, Safeway, Target, Thrifty Payless, and Walgreens. In the Spring of 1997, the Company expanded the distribution of INSTEAD-REGISTERED TRADEMARK- into the remaining Western United States ("Wave II"), a region which the Company estimates represents approximately 16% of U.S. households and includes the major markets of Los Angeles, San Diego, Phoenix, Salt Lake City, Las Vegas and Denver. New key retailers in this geography include Fry's, King Sooper, Osco, Ralph's, Vons and Wal-Mart. In the first half of 1997, the Company began to distribute INSTEAD-REGISTERED TRADEMARK- on a national basis to Target and Walgreens. During the quarter ended September 30, 1997, CVS/Revco, Eckerd and Rite-Aid began national distribution of INSTEAD-REGISTERED TRADEMARK-.

    During the quarter ended December 31, 1997, the Company continued marketing and advertising activities for INSTEAD-REGISTERED TRADEMARK- directed to the consumer audiences and retail trade at a reduced level of expenditures. These activities were centered on maintaining the INSTEAD-Registered Trademark-business. Despite significantly less marketing support in Wave I, AC Nielsen dollar market share for the quarter ended December 27, 1997 only decreased slightly from the quarter ended September 27, 1997 to 4.1% versus 4.4%.

    In the Wave II area, AC Nielsen dollar market share in the additional 16% geography had a 2.7% dollar market share for the quarter ended December 27, 1997.

    Manufacturing activities to support the launch of INSTEAD-Registered Trademark- progressed during the six months ended December 31, 1997. For the six months ended December 31, 1997, gross margin exclusive of depreciation was positive, as the Company maintained a level of production adequate to absorb manufacturing costs. On January 6, 1998, the Company reduced its work force at its Missoula, Montana manufacturing facility by forty (40) employees, representing one production shift and various clerical and support staff in a continuing effort to conserve cash.

    In addition, research and development activities on new products continued. In December 1997, Ultrafem completed its first clinical study of a contraceptive product that combines BufferGel with SoftCup Technology.

    The BufferGel Phase I clinical trial in the U.S. has also been completed. The trial was sponsored by HIVNET, a unit of the National Institute of Health to test the safety and acceptability of BufferGel for use as a vaginal microbicide for preventing AIDS and other sexually transmitted diseases. Based on this trial, HIVNET has determined that BufferGel is sufficiently safe and acceptable to justify expanding the studies to four international sites; the first of these additional studies is underway in Malawi, Africa. BufferGel was developed by ReProtect, LLC scientists associated with Johns Hopkins University. Ultrafem has the worldwide licensing rights to BufferGel and intends to bring to market innovative vaginal products that combine the BufferGel and SoftCup technologies.

    The following table sets forth, for the periods indicated, the percentage increases or (decreases) of certain items included in the Company's statements of operations:

                                                                           PERCENTAGE INCREASE (DECREASE) FROM PRIOR
                                                                                             PERIOD
                                                                          --------------------------------------------
                                                                            SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                            DECEMBER 31, 1997      DECEMBER 31, 1997
                                                                           COMPARED WITH 1996     COMPARED WITH 1996
                                                                          ---------------------  ---------------------
Net sales...............................................................            398.4%                 219.6%
Cost of sales (exclusive of depreciation)...............................            166.5                  115.0
Marketing, sales and distribution.......................................             89.7                   29.2
Research and development................................................             34.0                   (2.7)
General and administration..............................................             18.2                   29.3
Depreciation and amortization...........................................             22.2                   21.4
Interest income.........................................................            (57.9)                 (82.2)
Interest expense........................................................            (97.1)                 (97.7)
Net loss................................................................             54.9                   22.7

SIX MONTHS 1997 VS. SIX MONTHS 1996 AND THREE MONTHS 1997 VS. THREE MONTHS 1996

NET SALES

    Net sales increased 398.4% to $3,263,976 during the six months ended December 31, 1997 compared to $654,830 during the six months ended December 31, 1996. The Company attributes this increase primarily to expanded distribution of INSTEAD-REGISTERED TRADEMARK- to the Western United States in the Spring of 1997 compared to distribution, which began during August 1996, only in the Pacific Northwest during the six months ended December 31, 1996. This increase was also due to expanded distribution on a national basis to retailers such as Target, Walgreens, CVS/Revco, Eckerd and Rite-Aid and greater store sales in the comparable Pacific Northwest market where the Company was in the same market during both quarters.

    Net sales increased 219.6% to $1,477,297 during the three months ended December 31, 1997 compared to $462,290 for the three months ended December 31, 1996 for the reasons set forth in the six months analysis.

COST OF SALES (EXCLUSIVE OF DEPRECIATION)

    Cost of sales increased 166.5% to $2,059,581 during the six months ended December 31, 1997 compared to $772,914 during the six months ended December 31, 1996, exclusive of depreciation. The Company attributes this increase primarily to increased manufacturing costs associated with the production of INSTEAD-REGISTERED TRADEMARK- to support related increased sales and samples.

    Cost of sales increased 115.0% to $891,200 during the three months ended December 31, 1997 compared to $414,537 for the three months ended December 31, 1996 for the reasons set forth in the six month analysis.

MARKETING, SALES AND DISTRIBUTION

    Marketing, sales and distribution expense increased 89.7% to $14,835,347 during the six months ended December 31, 1997 compared to $7,818,712 during the six months ended December 31, 1996. The Company attributes this increase primarily to expenses incurred in connection with the continued expansion of INSTEAD-REGISTERED TRADEMARK- into the Pacific Northwest, into further western geography and initiation of distribution into selected national accounts. This included marketing, advertising for television, print, sampling and coupon mailings to generate consumer trial and awareness of INSTEAD-REGISTERED TRADEMARK- and, to a lesser extent, administration of the various marketing and sales programs and market research.

    Marketing, sales and distribution expense increased 29.2% to $6,327,457 during the three months ended December 31, 1997 compared to $4,897,320 for the three months ended December 31, 1996 for the reasons set forth in the six month analysis.

RESEARCH AND DEVELOPMENT

    Research and development increased 34% to $1,539,518 during the six months ended December 31, 1997 compared to $1,148,986 during the six months ended December 31, 1996. The Company attributes this increase primarily to consulting fees in connection with developing a strategic plan regarding the Company's health care products, payments to ReProtect under the terms of the Company's research and development agreement, and to a lesser extent legal expenses. These increases were offset in part by lower expenses in connection with the development of the contraceptive product prototypes and employee recruiting expenses.

    Research and development decreased 2.7% to $733,558 during the three months ended December 31, 1997 compared to $754,208 during the three months ended December 31, 1996 primarily due to decreased expenses in connection with the development of the contraceptive product prototypes and employee recruiting and relocation expenses offset in part by increases in consulting fees in connection with developing a strategic plan regarding the Company's health care products, payments to ReProtect under the terms of the Company's research and development agreement, and to a lesser extent legal expenses.

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased 18.2% to $4,419,206 during the six months ended December 31, 1997 compared to $3,737,217 during the six months ended December 31, 1996. This increase was primarily due to salaries attributable to support general and administrative activities, office related expenses and to a lesser extent, increases in professional fees and consulting expenses. This was offset in part by non-cash charges during the quarter ended December 31, 1996 resulting from the issuance of warrants to purchase Common Stock in connection with the settlement of a claim and a reduction in financial investor relation expenses.

    General and administrative expense increased 29.3% to $2,342,977 during the three months ended December 31, 1997 compared to $1,812,660 for the three months ended December 31, 1996 for principally the same reasons set forth in the six month analysis.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased 22.2% to $546,312 during the six months ended December 31, 1997 compared to $446,994 during the six months ended December 31, 1996. This increase was attributable to the increase in the depreciation of property and equipment offset by a decrease in the amortization of deferred debt issuance costs.

    Depreciation and amortization increased 21.4% to $283,625 during the three months ended December 31, 1997 compared to $233,639 for the three months ended December 31, 1996 for the reasons set forth in the six month analysis.

INTEREST EXPENSE

    Interest expense was $6,718 and $229,790 for the six months ended December 31, 1997 and 1996, respectively. For the six months ended December 31, 1997, interest expense was offset by $62,537, resulting from capitalized interest for construction in progress. The Company also attributes this decrease to the repayment of debt by the Company and conversion of convertible debt to Common Stock.

    Interest expense was $2,452 and $106,932 for the three months ended December 31, 1997 and 1996, respectively. For the three months ended December 31, 1997, interest expense was offset by $31,823, resulting from capitalized interest for construction in process. The Company also attributes this decrease to the reasons set forth in the six month analysis.

INTEREST INCOME

    Interest income was $287,803 and $683,441 for the six months ended December 31, 1997 and 1996, respectively. The decrease was attributable to lower cash and cash equivalent balances during the six months ended December 31, 1997 compared to December 31, 1996.

    Interest income was $70,932 and $398,096 for the three months ended December 31, 1997 and 1996, respectively. The decrease was attributable to the same reasons set forth in the six month analysis.

LIQUIDITY AND CAPITAL RESOURCES

    The Company announced on December 19, 1997 that the completion of the previously disclosed financing is not imminent. In addition to continuing its efforts with respect to a financing, the Company is exploring other alternatives, including, the potential sale of the Company, its individual assets or distribution rights. The Company's ability to continue the rollout of INSTEAD-REGISTERED TRADEMARK- and its other activities is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing. However, there is no assurance that additional capital will be obtained.

    At December 31, 1997, the Company had $2.1 million in cash and cash equivalents. From June 30, 1997 to December 30, 1997, the Company's cash position decreased by $18.7 million, principally reflecting $17.6 million used in operating activities, $1.4 million used for the purchase of and deposits on property and equipment, offset in part by $.3 million from the exercise of stock options and warrants.

    Unless additional debt or equity financing can be secured, the Company will not be able to meet the following obligations. At December 31, 1997, the Company has a working capital deficiency of approximately $7,231,000 and an accumulated deficit of approximately $77,622,000. At December 31, 1997, the Company had commitments in the amount of approximately $5,749,000, of which $2,024,500 was unpaid, principally for the purchase of manufacturing equipment and improvements to the manufacturing facility to support increased levels of production. Included in accounts payable and accrued liabilities at December 31, 1997 was approximately $858,000 of these unpaid commitments. In addition, in February 1996, the Company and ReProtect entered into a License, Research and Product Development Agreement under which the Company is obligated to pay ReProtect a minimum of $1 million per year for research and development. The Company will also continue to incur additional expenses for research and development, prototype manufacturing, laboratory and human clinical studies, regulatory and patent as well as market research.

    As a consequence of certain steps the Company has already taken, the rate at which the Company is spending cash has been significantly reduced from the Company's spending rate through the quarter ending December 31, 1997. Management intends to continue taking steps to reduce the rate at which the Company expends cash while at the same time maintaining the Company's ability to continue the distribution of INSTEAD-REGISTERED TRADEMARK- to the retail trade.

    The Company's stockholders' equity decreased by approximately $19.5 million from June 30, 1997 to December 31, 1997 reflecting a net loss for the six months ended December 31, 1997 of approximately $19.9 million offset by proceeds from the exercise of stock options and warrants and non-employee stock-based compensation in the amount of approximately $.4 million.

    The Company believes that the financial resources available to it is an important factor in its ability to achieve the marketing and distribution of INSTEAD-Registered Trademark- and its ability to develop and eventually bring women's health care products to market. The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, the manufacturing, marketing and distribution of INSTEAD-Registered Trademark-, research and development activities, engineering and design of fully automated manufacturing systems, clinical testing, meeting domestic and international patent protection, applications for domestic trademark protection and market research. The Company is currently seeking to raise funds in a private placement. The securities sold in the private placement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or in an applicable exemption from registration requirements of such Act. Additional financing may require the issuance of new equity securities, and there can be no assurance that the Company will be able to obtain working capital or additional financing at a favorable rate, if at all.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As previously announced by the Company in a press release, Audrey Contente, former Executive Vice President and director of the Company, filed a charge against Ultrafem, Inc. and John Andersen, former Chief Executive Officer of the Company, with the Equal Employment Opportunity Commission alleging sexual harassment and retaliation. Following an administrative dismissal of that charge requested by Ms. Contente, on February 9, 1998 Audrey Contente, former Executive Vice President filed a similar complaint in the United States District Court Southern District of New York against Ultrafem, Inc. and all members of the Board of Directors. Additionally, the complaint alleges a breach of her employment agreement and seeks to rescind her patent transfer and royalty agreements. The Company denies the material allegations of the complaint and believes that there is no basis for liability and plans to vigorously defend the matter.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  EXHIBIT
  NUMBER     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------

      27.1   Financial Data Schedule

    (b) Reports on 8-K

    On January 30, 1998, the Company issued a press release and filed Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ULTRAFEM, INC.

                                By:               /s/ DORI M. REAP
                                     -----------------------------------------
                                                    Dori M. Reap
                                           OFFICE OF THE CHIEF EXECUTIVE,
                                         SENIOR VICE PRESIDENT, FINANCE AND
                                        ADMINISTRATION, SECRETARY AND CHIEF
                                                 FINANCIAL OFFICER

                                By:              /s/ TONYA G. HINCH
                                     -----------------------------------------
                                                   Tonya G. Hinch
                                     OFFICE OF THE CHIEF EXECUTIVE, SENIOR VICE
                                           PRESIDENT, MARKETING AND SALES

Dated: February 13, 1998